Form 10-K
period 2024-12-31
Lomond Therapeutics Holdings, Inc.
filed 2025-04-15
CIK 1900520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-56377

Lomond Therapeutics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-2959575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 The Green Ste 8490
Dover, Delaware	19901
(Address of principal executive offices)	(Zip Code)

(212) 739-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ☒

The registrant was not publicly traded as of the last business day of its most recently completed second fiscal quarter (June 30, 2024), and thus information related to the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant cannot be provided.

As of April 15, 2025, the registrant had a total of 32,198,214 shares of its common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of our Business”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and future clinical trials to demonstrate safety and efficacy of product candidates that we may develop, license or acquire and other positive results;

●	any action we may take in the future with respect to our related party license agreements with Eil Therapeutics, Inc., or Eil, and Bala Therapeutics, Inc., or Bala, including our obligations to pay promissory notes issued in connection with such license agreements;

●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and planned clinical trials for our current product candidate, any licensed product candidate and any other product candidates we may develop, license or acquire, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our current or future research and development programs;

●	In the future, we will need substantial additional funding to complete the development and, if approved, any commercialization of product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations;

●	the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs, and final FDA approval of our current product candidate, our licensed product candidates and any future product candidates we may develop, license or acquire;

●	our ability to develop and advance our current product candidate, our licensed product candidates and development programs into, and successfully complete, clinical trials;

●	our manufacturing, commercialization, and marketing capabilities and strategy;

●	our plans relating to commercializing our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved, including the geographic areas of focus and sales strategy;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	the size of the market opportunity for our product candidate, our licensed product candidates and any of product candidates that we develop, license or acquire, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our competitive position and the success of competing therapies that are or may become available;

●	the potential beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our ability to obtain and maintain regulatory approval of product candidates;

●	our plans relating to the further development of product candidates, including additional indications we may pursue;

●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

●	our continued reliance on related parties to conduct additional preclinical studies and planned clinical trials of our current product candidate and any product candidate we may develop, license or acquire, and for the manufacture of product candidates for preclinical studies and clinical trials;

●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;

●	the pricing and reimbursement of our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved;

●	the rate and degree of market acceptance and clinical utility of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act;

●	the development of a market for our common stock;

●	our intended use of proceeds from the Offering (as defined below);

●	developments relating to our competitors and our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents we have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance and events and circumstances may be materially different from what we expect.

This Annual Report contains estimates, projections and other information concerning our industry, our business and the markets for our product candidate and development programs, including data regarding the estimated size of such markets and the incidence of certain medical conditions. We obtained the industry, market and similar data set forth in this Annual Report from our internal estimates and research and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. The content of third-party sources, except to the extent specifically set forth in this Annual Report, does not constitute a portion of this Annual Report and is not incorporated herein. In some cases, we do not expressly refer to the sources from which this data is derived. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Investors are cautioned not to give undue weight to any such information, projections and estimates. In particular, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report.

PART I

ITEM 1. BUSINESS

All references to “Lomond” refer to Lomond Therapeutics Operating Corporation (formerly known as Lomond Therapeutics, Inc.), a privately held Delaware corporation and our direct, wholly-owned subsidiary. Unless otherwise stated or the context otherwise indicates, references to the “Company”, “we”, “our”, “us” or similar terms refer to Lomond Therapeutics Holdings, Inc. (formerly named Venetian-1 Acquisition Corp.) together with its wholly-owned subsidiary, Lomond. Lomond holds all material assets and conducts all business activities and operations of Lomond Therapeutics Holdings, Inc.

Company Overview

We are a biopharmaceutical company focused on the discovery and development of multiple product candidates to address hematological malignancies. We were co-founded by OrbiMed Advisors LLC, or OrbiMed, Torrey Pines Investment LLC, or Torrey Pines, and Dr. John C. Byrd.

Our initial focus is on developing a next-generation inhibitor of FMS-like tyrosine kinase 3, or FLT3, and interleukin-1 receptor-associated kinase 4, or IRAK4, for the treatment of acute myeloid leukemia, or AML and myelodysplastic syndrome, or MDS.

Our History and Team

Our management and leadership are composed of individuals with extensive experience in the discovery, development and commercialization of cancer therapeutics and specifically in developing novel therapeutics.

Our Chief Executive Officer and Chairman, Iain Dukes, MA DPhil., most recently served as Chairman of the Board for Theseus Pharmaceuticals, where he was also a co-founder, Iovance Biotherapeutics and Angiex Inc. Our President and Chief Operating Officer, Nikolay Savchuk, Ph.D., is the Managing Director and Partner of Torrey Pines Investment and Teal Ventures Fund. Our Chief Scientific Officer Amy Burd, PhD was previously senior director of the Leukemia and Lymphoma Society’s, or LLS, Therapy Acceleration Program, a strategic initiative whereby LLS partners directly with biotechnology companies to help accelerate development of promising new therapies. Our co-founder and acting Chief Medical Officer, Dr. John C. Byrd, MD, is Chairman of Internal Medicine at the University of Cincinnati. Our Head of CMC, Fraser Pickersgill, Ph.D., was the VP of Pharmaceutical Sciences at Galera Therapeutics. Our Head of Clinical Operations, Kate DoKukina, was Head of Clinical Operations at ChemDiv. Our Chief Development Officer, Brian Ledwith, Ph.D., was previously Vice President and Global Team leader at Alexion Pharmaceuticals. Our investors include entities affiliated with OrbiMed and Torrey Pines Investment.

Our Strategy

We are a biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. The key elements of our strategy to achieve our mission are:

●	Advance the clinical development of lomonitinib. We designed lomonitinib as a differentiated pan-FLT3/IRAK4 inhibitor for the treatment of patients with AML with FLT3 mutations, or FLT3 AML. We believe that the lomonitinib could become a safe and effective pan-FLT3/IRAK4 inhibitor. We have conducted extensive evaluation of lomonitinib in healthy volunteers in Australia and determined what we believe to be an effective dose that is not associated with any adverse events. We have advanced lomonitinib into previously treated FLT3 positive AML patients in Australia. Separately, we submitted an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or the FDA, for lomonitinib in the second quarter of 2025, and this clinical trial, also in patients with previously treated FLT3-positive AML is ongoing, with initial Phase 1b data expected to be announced in the second quarter of 2025. Our initial registration strategy will focus on relapsed and refractory AML, or R/R AML, where there are currently no effective therapies and therefore a significant unmet medical need. We also plan to evaluate lomonitinib in first-line FLT3-positive AML in light of this candidate’s potential for inhibiting certain FLT3 mutations. Based on its preclinical profile, we believe lomonitinib has the potential to deliver meaningful clinical benefits over the currently available standard of care.

●	Advance the clinical development of the drug products that we have licensed from Eil and Bala. We have exclusive, perpetual, worldwide licensing rights for the development and future ownership of (i) lonitoclax, a B-cell lymphoma 2, or BCL-2, inhibitor for the treatment of AML, chronic lymphocytic leukemia, or CLL, which we obtained from Eil Therapeutics, Inc., or Eil, and (ii) an early-stage menin inhibitor for the treatment of AML, which we obtained from Bala Therapeutics, Inc., or Bala. We believe that these two drug products could be synergistic with lomonitinib and with each other.

●	Build a leading, fully integrated precision oncology company to maximize the clinical impact and value of our pipeline. We believe the targeted nature of our research and discovery approach, which is guided in part by an AI/ML platform offered by Expert Systems, allows for efficient and focused clinical development. Expert Systems leverages large language models (LLMs) to support this process. We are building a lean, experienced team to rapidly advance product candidates in a capital-efficient manner. We intend to retain the commercialization rights to product candidates; however, we may opportunistically enter into strategic collaborations in certain geographic or clinical settings to maximize the value of our pipeline.

Our Research and Discovery Approach

Our approach to drug discovery is characterized by the identification of therapeutic solutions responsive to resistance mutations in certain cancers with clear unmet need. Our drug discovery approach is built on three pillars:

●	Targets in hematologic malignancies with clear unmet need. We are focused exclusively on targets in hematological malignancies that are directly linked to the proliferation and survival of a tumor, known as driver oncogenes, for which the clinical activity of inhibitors has already been established, and where there is a clear unmet need. We believe this approach can allow us to more reliably identify targets for our programs since data in patients have shown that successful inhibition of these targets will typically have the intended biological effect. We focus on target selectivity to minimize side effects and allow optimal target engagement. We further focus on targets where there is documented observation of resistance mutations, providing further treatment options for patients that have failed existing standard of care. These settings have a clear unmet need with a strong rationale for the development of safe and effective inhibitors.

●	Structure-guided drug design integrated with predictive screening methodologies. We design small molecule inhibitors based on deep structural knowledge of our targets and candidate molecules at the molecular level. We utilize a hybrid AI/ML platform offered by Expert Systems to choose potentially highly valuable molecular mechanism of pathology, to rationally design, accelerate discovery and optimize development. Expert Systems leverages large language models (LLMs) to support this process. We use these approaches to guide iterative rounds of synthesis and testing of molecules. This allows us to design novel small molecule inhibitors that target major activating and resistance mutations.

●	Translationally-driven, biomarker-guided clinical development. We design clinical development programs that are intended to supply rich biomarker datasets to provide us with an early assessment of activity against the desired targets. Our initial assessment of our drugs in healthy volunteers enable us to determine that off-target toxicities can be mitigated. By monitoring mutational status of patients before and during treatment, we aim to validate the inhibition of individual mutant forms of the target protein, then correlate this with overall clinical response. We believe this will provide us with insights of potential clinical activity and inform our investment decisions given that the process of clinical development is inherently uncertain.

Our Pipeline

Our current program focuses on developing lomonitinib, a potentially next-generation pan-FLT3/IRAK4 inhibitor, to address the key limitation of drug safety and resistance. As discussed below, we have exclusive, worldwide perpetual rights to research, develop, manufacture, use and commercialize inhibitors developed by Eil and Bala that may complement lomonitinib and each other.

Program (product candidate)	Targeted Indications	Current Stage	Next Planned Milestone	Product Rights
Lomonitinib (ZE46-0134)	AML, MDS	Phase 1b	Initial Phase 1b data expected in Q2 2025	Lomond Therapeutics

Lonitoclax (ZE50-0134)	AML, CLL	Phase 1	Data from healthy volunteer study occurred in Q4 2024	Eil #

Lead Menin Inhibitor	AML	Pre-clinical	Nomination of drug candidate expected in H2 2025	Bala *

#	For more information about Eil’s license to us, see the subsection titled “License Agreements” below.

*	For more information about Bala’s license to us, see the subsection titled “License Agreements” below.

Pan-FLT3/IRAK4 Program - Lomonitinib

One of our lead product candidates, lomonitinib (ZE46-0134), is a pan-FLT3/ IRAK4 inhibitor, for the treatment of patients with AML and MDS. Lomonitinib is a novel small molecule inhibitor that has been designed to block activity of all major known resistance mutations of FLT3 that drive AML as well as IRAK4, a significant known compensatory escape pathway. Existing FLT3 inhibitors are limited by the emergence of resistance mutations or escape pathways, lack of selectivity and safety profile, as clinical data have demonstrated their inability to inhibit disease progression.

The compound for lomonitinib is derived from intellectual property owned by us, utilizing a third-party hybrid AI/ML platform. Lomonitinib has completed single and multiple dose escalation stages of a Phase 1 trial in healthy volunteers in Australia, and in the second quarter of 2024, we initiated a Phase 1b clinical trial in Australia and the United States to assess the safety, tolerability, pharmacokinetics, pharmacodynamic responses, and efficacy of lomonitinib as a single agent in patients with R/R AML who test positive for a FLT3 mutation.

In addition, we plan to test lomonitinib for efficacy and safety in patients with MDS, due to the importance of IRAK4 amplification in this disease setting, which would present an additional market opportunity for us.

Based on the preliminary preclinical profile of lomonitinib that has been generated to date, lomonitinib has the potential to: (1) serve as an agent for the treatment of R/R FLT3-positive patients with the potential for improved durability of response and a high rate of complete remissions (2) become the preferred FLT3/IRAK4 inhibitor in front line AML patients with FLT3 positive disease (3) become the preferred kinase inhibitor for inclusion in doublet combinations with venetoclax or other BCL 2 agents (including lonitoclax) for second line R/R AML patients, and (4) serve as an effective agent for maintenance therapy to prevent relapse in patients who achieved a complete remission through a stem cell transplant or through drug-based therapy.

Overview of AML and FLT3 Mutations

AML comprises a heterogeneous group of aggressive blood cell cancers that arise from clonal expansion of malignant hematopoietic precursor cells in the bone marrow and is the most commonly diagnosed adult leukemia with approximately 20,000 new cases and 11,000 deaths in the United States in 2022. The median age at diagnosis is 68 years of age, with an overall survival, or OS, of 29.8%. As patients age, there is a 10% decrease in 5-year OS for every additional decade of life, with a 5-year OS of 0.4% in patients older than 85 years old. Along with age, remission rates and OS depend on a number of other factors, including cytogenetics, previous bone marrow disorders and comorbidities.

FLT3 is a receptor tyrosine kinase (RTK) mainly expressed on immature hematopoietic progenitors and hematopoietic stem cells. FLT3 signaling is initiated when FLT3 ligand binds to FLT3, inducing dimerization of FLT3 and activation via autophosphorylation. This activates downstream signaling of PI3K/AKT, MAPK, and JAK2/STAT5 which leads to cell proliferation and suppression of apoptosis (Figure 1A) (Tecik et al, 2022).

FLT3 kinase is directly implicated in the pathogenesis of hematological malignancies, particularly AML. FLT3 mutations are the most frequently identified mutations in AML patients. Activating mutations in FLT3, which are FLT3-ITD and FLT3 tyrosine kinase domain (TKD) mutations, account for 30% of all AML cases (Figure 1) (Tecik et al, 2022). As a result of these mutations, FLT3 receptor is continuously activated leading to the continuous activation of downstream signaling pathways, phosphatidylinositol 3-kinase (PI3K)/AKT, mitogen-activated protein kinase (MAPK), and signal transducer and activator of transcription 5 (STAT5), resulting in increased cell proliferation and decreased apoptosis.

While FLT3 inhibitors have shown clinical benefit, there are limitations to the duration of response due to acquired resistant mutations. These mutations are responsible for the inhibition of the receptor activation through the inhibition of the kinase domain; thus, the mutation constitutively activates the TKD action. FLT3-TKD mutations are in the A-loop of the TKD and cause the loss of auto-inhibition. The most common FLT3-TKD mutation is the substitution of tyrosine or histidine at residue 835 and substitution of asparagine or phenylalanine of TKD1 at residues of 676 and 691, respectively (Figure 1B). The acquired resistance mutation, F691, is considered the “gatekeeper” mutation and confers resistance to Food and Drug Administration (FDA) approved FLT3 inhibitors (Kiyoi et al, 2019). Patients with FLT3-ITD mutations show increased relapse and decreased OS.

A.	B.

Figure 1. A. Schematic of FLT3 signaling; B. FLT3 mutations.

Market Opportunity in AML

Front-line intervention in FLT3-driven AML is treated with two available FLT3 inhibitors, midostaurin and quizartinib. FLT3-positive R/R AML is treated with a different FLT3 inhibitor, gilteritinib. The lack of uniform approval of FLT3 inhibitors independent of line is partly due to the differing mechanism of action of the respective drugs. Midostaurin and quizartinib predominantly block FLT3-ITD and are less effective against FLT3-TKD mutations. The latter occur with greater frequency in the R/R setting. Hence these drugs failed to show good efficacy. Gilteritinib is effective against both ITD and TKD mutations but is too myelosuppressive because of overlapping off-target toxicities so that the drug failed in front-line studies when combined with the more intensive chemotherapy regimen used during the disease induction phase of treatment.

Most patients receiving commercially available FLT3 inhibitors relapse due to disease progression resulting from insufficient target coverage (due to dose limiting, off-target toxicities), development of FLT3 resistance mutations, or the development of escape pathways independent of FLT3 signaling. Each year, nearly 20,000 patients are diagnosed with AML in the United States, and about half of the AML patients have a FLT3 or an IRAK4 mutation. We estimate that in the United States, there are 7,700 R/R AML patients who have been previously treated with a FLT3 inhibitor. In addition, we estimate that in the United States, there are approximately 38,000 patients who have not been treated with a FLT3 inhibitor before. We therefore believe that lomonitinib’s current addressable market in AML consists of approximately 45,700 patients in the United States.

Current Treatment Paradigm in FLT3 AML and Its Limitations

To date, drugs have been developed and approved to inhibit FLT3’s primary mutation, known as FLT3-ITD, as well as its secondary mutation, known as FLT3-TKD. In one clinical trial, midostaurin, an approved small molecule that inhibits multiple receptor tyrosine kinases including wild type, or wt, FLT3, FLT3-ITD and FLT3-TKD, demonstrated a median OS of 74.7 months while a placebo demonstrated a median OS of 25.6 months when administered in combination with standard cytarabine and daunorubicin induction and cytarabine consolidation. Similarly, in a separate clinical trial for FLT3-positive R/R AML, gilteritinib, another approved small molecule inhibitor of FLT3-ITD and FLT3-TKD, demonstrated an OS of 9.3 months while salvage therapy demonstrated an OS of 5.6 months.

However, patients often develop drug resistance, which is a persistent limitation to their long-term use. In addition, FLT3 inhibitors often have poor selectivity against other kinases, which means that they cause side effects by inhibiting kinases other than FLT3. As a result, FLT3 inhibitors have safety and tolerability concerns that narrow the number of effective treatment options available to patients with FLT3 AML. Drug resistance occurs through two major mechanisms. First, patients may develop drug resistance to a FLT3 inhibitor due to incomplete suppression of target FLT3-ITD and FLT3-ITD mutations because of that inhibitor’s narrow therapeutic margins or because of the development of drug-resistant mutations in FLT3-TKD, such as the T691X, gatekeeper mutation. Second, patients may develop drug resistance to a FLT3 inhibitor because that inhibitor activates accessory escape pathways for cancer cells that are independent of FLT3 mutations. A gene known as NRAS provides one such escape pathway. IRAK4 is a predominantly immune cell-expressed kinase that regulates the activation of several cell signaling pathways, including NRAS. It is currently believed that the overactivation of IRAK4 provides an escape mechanism for FLT3-driven malignancies.

In addition to drug resistance, the other major limitation of current approved FLT3 inhibitors is their limited efficacy. The most common response among AML patients treated with current FLT3 inhibitors is a Complete Remission with incomplete recovery of the bone marrow or, alternatively, a Complete Remission with incomplete recovery of blood platelets. We believe that these results occur due to two mechanisms: off-target kinase activity, leading to myelosuppression or potent inhibition of wt FLT3, which is important for normal bone marrow regeneration and recovery. In addition, we believe that FDA approval of a FLT3 inhibitor will require the submission of data relating to Complete Remission.

Newly diagnosed, FLT3 positive AML adult patients are treated with either quizartinib, which targets FLT3-ITD and wt FLT3, in combination with induction therapy or midostaurin, which targets FLT3-ITD, FLT3-TKD and wt FLT3, in combination with induction therapy. For FLT3-positive R/R AML, patients are treated with gilteritinib, which targets FLT3-ITD, FLT3-TKD and wt FLT3. Table 1 summarizes the median overall survival of FDA approved FLT3 inhibitors. Disease progression for patients receiving a FLT3 inhibitor is due to either acquired resistant FLT3 mutations or an escape pathway via IRAK4 activity.

Line	Therapy	Target	Median OS
First-line	Quizartinib	FLT3-ITD, wt FLT3	18.9 months
First-line	Midostaurin	FLT3-ITD, FLT3-TKD, wt FLT3	74.7 months
Second-line	Gilteritinib	FLT3-ITD, FLT3-TKD, wt FLT3	9.3 months

Table 1. Median Overall Survival of FLT3 targeted therapies for newly diagnosed patients with FLT3 AML and R/R AML

In addition, the toxicity profile of some of these therapies also significantly limits their utility in treating patients with FLT3-positive AML. In particular, quizartinib and gilteritinib are associated with cardiac toxicity and myelosuppression, which we believe is due to the inhibition of wt FLT3.

Our Solution: Lomonitinib, a Pan-FLT3/IRAK4 Inhibitor

We believe that a selective pan-FLT3/IRAK4 inhibitor that spares both wt FLT3, and other myelosuppressive kinases could inhibit the heterogeneous mix of FLT3 resistance mutations found in patients as well as accessory escape pathways. As a result, we believe that such an inhibitor can limit the emergence of new FLT3 mutations whether it is used in early or later lines of therapy.

Lomonitinib is a novel small molecule inhibitor that has been designed to block activity of all major known resistance mutations of FLT3 that drive AML as well as IRAK4, a significant known compensatory escape pathway. Existing FLT3 inhibitors are limited by the emergence of resistance mutations or escape pathways, lack of selectivity and safety profile, as clinical data have demonstrated their inability to inhibit disease progression. Lomonitinib has demonstrated anti-tumor activity in cellular assays and in animal models against both activating and resistance mutations. We believe lomonitinib, if approved, could become a next-generation FLT3 inhibitor based on its inhibitory profile and favorable properties, as well as its ability to achieve predicted pan-FLT3 inhibitory blood concentrations at tolerable doses in healthy volunteers.

Broad FLT3 Mutation Coverage Supported by In Vitro Data

In preclinical studies, lomonitinib was directly compared to gilteritinib (FDA approved FLR3 inhibitor) in the viability of BaF3 FLT3 mutated cells (a murine interleukin-3 dependent pro-B cell line engineered with constitutively active FLT3 mutations). BaF3 cells engineered with FLT3WT or FLT3 mutations were treated with either lomonitinib or gilteritinib for 72 hours and evaluated for cell viability. Table 2 shows results from this preclinical study. Lower IC50 numbers indicate greater potency as they represent the concentration of a substance required to inhibit a biological process by half. As shown by Table 2 below, this preclinical study showed that lomonitinib was in inhibiting cell lines except in the wt FLT3 cell line, which suggests that lomonitinib covers many mutations without necessarily inhibiting wt FLT3.

BaF3 Cell Line	Lomonitinib IC50, nM	Gilteritinib IC50, nM
ITD F691L	4.70	18.49
ITD D835H	0.61	10.26
ITD D835Y	1.32	7.75
D835Y	1.40	7.42
D835H	0.32	2.05
ITD	0.36	3.81
GFP + IL-3 (FLT3 WT)	88.43	45.95

Table 2. List of clinically relevant activating and resistant FLT3 mutations in AML incorporated into our engineered Ba/F3 cell lines.

In addition, we performed in vitro studies to observe the effect of lomonitinib on a variety of genes, including a variety of FLT3 mutations, IRAK4 and others. As demonstrated by Table 3, lomonitinib’s dissociation constant, or Kd, was less than 1 nanomolar, or nM, across all but 2 FLT3 genes in the study and IRAK4. In this in vitro study, lomonitinib’s Kd was 8.1 nM or higher across a variety of other genes, which indicates lomonitinib’s selectivity profile. Based on third party studies, gilteritinib and quizartinib have appeared to have overlapping effects on other genes.

Table 3. Lomonitinib Dissociation Constant for Kinases.

Tumor Regression in In Vivo Mouse Models Harboring FLT3-ITD Activating and Resistance Mutations

Lomonitinib was evaluated in different murine xenograft and models of disseminated AML. MOLM-13 or MV-4;11 are human AML cell lines harboring FLT3-ITD aberration. The MOLM-14-ITD-F691L is a human AML cell line derived from parent MOLM-14 (harboring FLT33-ITD) and expressing FLT33 with gatekeeper mutation F691L, the acquired resistance to Gilteritinib. A second model demonstrating the FLT3 gatekeeper mutation, a syngeneic Mx1Cre; Npm1CA; FLT3-ITD model harboring the FLT3-F691L mutation was also used. In this preclinical study, lomonitinib demonstrated a two-times survival benefit compared to the mouse maximum tolerated dose of gilteritinib.

Figure 2. Lomonitinib extends survival compared in gilteritinib in FLT3-ITD AML model

As shown in Figures 3 and 4, lomonitinib demonstrated in vivo activity in two separate FLT3-ITD-gatekeeper AML models. In the study underlying Figure 3, MOLM-14 cells were engineered with FLT3-F691L creating MOLM-14-F691L cells that also harbor the FLT3-ITD. In vivo activity was measured by the percentage of MOLM-14-F691L cells in bone marrow and the graph showed differences in % hCD45+ cells in bone marrow aspirates. Lomonitinib dose-dependently decreased the tumor burden in bone marrow early, after 8 days of treatment, with highest effect at a dose of 20 mg/kg compared to vehicle. Gilteritinib tested at the same dose did not affect the tumor burden in bone marrow.

Figure 3. Lomonitinib demonstrated superior potency compared to gilteritinib activity in FLT3-ITD-gatekeeper model

In a second FLT3-ITD-gatekeeper AML model (CD45.2 Mx1cre; Npm1c+; FLT3ITD murine model, SJL-Ptprca Pepcb/BoyJ (also known as B6 CD45.1 and Pep Boy)), lomonitinib demonstrated superior in vivo activity over gilteritinib. The results of this second study are shown in Figure 4 and showed that mice with FLT3-ITD-gatekeeper mutations treated with lomonitinib had a higher chance of surviving than the other mice in the trial which were treated with gilteritinib or with a placebo.

Figure 4. Lomonitinib demonstrated superior potency compared to gilteritinib activity in FLT3-ITD-gatekeeper model

Based on the results of our preclinical study shown in Figure 5, we believe that lomonitinib has synergistic activity with venetoclax. In that study, we analyzed mice that were treated with a combination of lomonitinib and venetoclax and compared to either lomonitinib or venetoclax alone. The mice that were treated with venetoclax and lomonitinib survived longer than the mice that were treated with lomonitinib or venetoclax alone. These preclinical results are consistent with third-party clinical trials that have reported synergistic activity of FLT3 inhibitors, on the one hand, and BCL2 inhibitors or menin inhibitors, on the other hand in AML patients.

Figure 5. Lomonitinib in combination with BCL-2 Inhibitor (venetoclax) in MOLM-13 Model

IRAK4 Activity

We performed a preclinical study of mice with high leukemic burden in their bone marrow. On day 19 of this study, four mice were treated with lomonitinib in doses equal to 20 mg/kg over 8 days. Figure 6 shows the percentage of cells suffering from leukemic burden in the two populations of mice. The average percentage in the population of mice treated with lomonitinib was approximately 20% of the percentage in the population of mice that was not treated. WE believe that the mechanism of action in this study related to IRAK4 inhibition because existing FLT3 inhibitors have not been reported to affect leukemic burden in bone marrow. In addition, a known IRAK4 inhibitor has been reported to have a similar effect on bone marrow.

Figure 6. Percentages of MOLM-14-F691L Cells in Bone Marrow “Rescue” Treatment

Healthy Volunteer Study

A first-in-human single-ascending dose (SAD) and multiple-ascending dose (MAD) clinical trial of lomonitinib in healthy volunteers (men or women between the age of 18 and 55 years of age) (Study ZE46-0134-0001) was initiated in August 2023 and still ongoing. The study was a randomised, double-blind, placebo-controlled, first-in-human study of the safety, tolerability, pharmacokinetics, and pharmacodynamics of single and multiple ascending doses of lomonitinib. The study was conducted in 2 parts: a single ascending dose part (SAD, Part A) at multiple dose levels (plus evaluation of food effect and evaluation of the potential effects of CYP3A4 inhibition) and a multiple ascending dose part (MAD, Part B) with multiple dose levels (plus evaluation of the effect of proton pump inhibitor). These two parts (Part A & Part B) will be performed in a staggered, parallel manner with the expected exposure in the first MAD cohort previously covered in the SAD portion of the trial. Evaluation of dose levels within both Part A and Part B will be conducted in a sequential manner with lower dose levels evaluated first in the sequence. The study was designed and of sufficient size to inform dose selection and escalation for the ongoing trial in AML. The study also provided a preliminary assessment of food effect and pharmacokinetic interactions for CYP3A4 and proton pump inhibitors. However, it was not statistically powered from a pharmacokinetic perspective to meet regulatory requirements for a food effect or drug-drug interactions. The study followed the design shown below.

Study Number: ZE46-0134-0001
Design	Completed Cohorts: Dose*	Primary and Secondary Endpoints

Phase 1. Single centre.

Healthy subjects.

Double-blind, randomized, placebo-controlled.

Single- and multiple-ascending oral (capsule) dose.

8 participants per cohort (6 receiving ZE46-0134 and 2 receiving placebo)

SAD Cohort 1: 2 mg

SAD Cohort 2: 10 mg

SAD Cohort 3: 50 mg

SAD Cohort 4: 10 mg following high-fat meal

SAD Cohort 5: 100 mg

SAD Cohort 6: 50 mg + Itraconazole#

SAD Cohort 7: 200 mg

MAD Cohort 1:
50 mg on Day 1 and
10 mg QD on Days 2-7

MAD Cohort 2:
50 mg on Day 1 and
10 mg QD on Days 2-7;
+ Rabeprazole^

MAD Cohort 3:
100 mg on Day 1 and
20 mg QD on Days 2-7

Primary:

To assess the PK, including plasma concentrations, of ZE46-0134 in plasma following administration of single and multiple oral doses in healthy adult volunteers

Secondary:

To evaluate and compare the PK profile of ZE46-0134 after multiple dose administration with and without rabeprazole (PPI) pre-dosing in healthy adult volunteers

To assess the safety and tolerability of single and multiple oral doses of ZE46-0134 in healthy adult volunteers

Exploratory:

To assess the PD of single oral doses of ZE46-0134 and its relationship to drug concentrations

To assess the effect of food on the PK of ZE46-0134 following administration of a single oral dose in healthy adult volunteers

To evaluate and compare the PK profile of ZE46-0134 after single dose administration with and without itraconazole (CYP3A4 inhibitor) in healthy adult volunteers

Table 4. Lomonitinib Healthy Volunteer Study

Abbreviations: MAD = multiple ascending dose; QD = once per day; SAD = single ascending dose.

*	ZE46-0134 diphosphate was orally administered in capsules. Doses represent the ZE46-0134 free base equivalents. Subjects were fasted prior to dosing, with the exception of SAD Cohort 4 subjects who were fed a high-fat meal prior to dosing.

#	Itraconazole, a strong CYP3A4 inhibitor, was administered orally: 200 mg BID on Day -4 and 200 mg QD on Days -3 to 8.

^	Proton-pump inhibitor rabeprazole (20 mg QD) was administered on Days -1 to 7.

Healthy volunteers were selected based on the following criteria:

1.	Must have given written informed consent before any study-related activities are carried out and must be able to understand the full nature and purpose of the trial, including possible risks and adverse effects.

2.	Adult males and females, 18 to 55 years of age (inclusive) at screening.

3.	Body mass index (BMI) ≥ 18.5 and ≤ 32.0 kg/m2, with a body weight (to 1 decimal place) ≥ 50.0 kg at screening.

4.	Medically healthy without clinically significant abnormalities (in the opinion of the Investigator) at the screening visit and prior to dosing at the timepoints indicated in the Schedule of Assessments (“SoA”), including:

a.	Physical examination without any clinically significant findings.

b.	Systolic blood pressure in the range of 90 mm Hg to 140 mm Hg; diastolic blood pressure in the range of 40 mm Hg to 90 mm Hg.

c.	Heart rate (HR) in the range of 40 to 100 bpm after 5 minutes in a supine position.

d.	Body temperature (tympanic or oral) in the range 35.5°C to 37.5°C (inclusive).

e.	No clinically significant findings in serum chemistry, hematology, coagulation and urinalysis tests as judged by the Investigator.

f.	Additional inclusion criteria for study Part A (Itraconazole administration in SAD Cohort 6 only): ALT, AST, ALP and gamma-glutamyltransferase (GGT) must be normal (within reference range).

g.	Triplicate 12-lead ECG (taken after the volunteer has been supine for at least 5 minutes) with a QTcF ≤ 450 msec for males and ≤ 470 msec for females and no clinically significant abnormalities.

5.	Be nonsmokers (including tobacco, nicotine replacement therapy, e-cigarettes and marijuana) for at least 3 months prior to first study drug administration (self-reported to the Investigator) at screening visit, on Day -4 (SAD Cohort 6 only) and at check-in on Day -1.

6.	Female volunteers must:

a.	Be of nonchildbearing potential i.e., surgically sterilized (hysterectomy, bilateral salpingectomy, bilateral oophorectomy at least 6 weeks before screening) or postmenopausal (where postmenopausal is defined as no menses for 12 months without an alternative medical cause, and a follicle-stimulating hormone (FSH) level >40 IU/L at the screening visit), or

b.

If of childbearing potential, must agree not to donate ova, not to attempt to become pregnant and, if engaging in sexual intercourse with a male partner, must agree to use an acceptable method of contraception from signing the consent form until at least 30 days after the last dose of the study drug.

7.

Male volunteers must agree not to donate sperm and, if engaging in sexual intercourse with a female partner who could become pregnant, must agree to use an acceptable method of contraception from signing the consent form until at least 90 days after the last dose of study drug.

8.	Have suitable venous access for blood sampling.

9.	Be willing and able to comply with all study assessments and adhere to the protocol schedule and restrictions.

Healthy volunteers will be excluded from the study if there is evidence of any of the following at the screening visit or prior to dosing at the timepoints in the SoA:

1.	History or presence of significant cardiovascular, pulmonary, hepatic, renal, hematological, gastrointestinal, endocrine, immunologic, dermatologic or neurological disease, including any acute illness or major surgery within the past 3 months determined by the PI to be clinically significant.

2.	Acute infections within 4 weeks prior to screening or current infection that requires systemically absorbed antibiotic, antifungal, antiparasitic or antiviral medications.

3.	Presence or history of any abnormality or illness, including gastrointestinal surgery, which in the opinion of the PI may affect absorption, distribution, metabolism or elimination of the study drug.

4.	Any history of malignant disease in the last 5 years (excludes surgically resected skin squamous cell or basal cell carcinoma).

5.	Any screening laboratory result outside the normal laboratory reference range (as confirmed upon repeated testing) and deemed clinically significant by the PI.

6.	Presence of clinically relevant immunosuppression from, but not limited to, immunodeficiency conditions such as common variable hypogammaglobulinemia.

7.	Use of or plans to use systemic immunosuppressive (e.g., corticosteroids by any route, methotrexate, azathioprine, cyclosporine) or immunomodulating medications (e.g., interferon) during the study or within 5 half-lives of individual agent or within 28 days (whichever is longer) prior to enrolment.

8.	Use of or plans to use agents (e.g., grapefruit and grapefruit products) that have clinically significant interaction with CYP3A4 or the use of any medications that could have a significantly impact on organ function (e.g., barbiturates, omeprazole, cimetidine) during the study or within 5 half-lives of individual agent or within 28 days (whichever is longer) prior to enrolment.

9.	History of risk factors for torsade de pointes (including a family history of long QT syndrome or sudden cardiac death) or clinically significant arrythmia.

10.	Participant is planning to have surgery between Screening and the end of study visit.

11.	Positive test results for active human immunodeficiency virus (HIV-1 or HIV-2), hepatitis B surface antigen (HBsAg), hepatitis C virus (HCV) antibodies at the screening visit.

12.	Presence or having sequelae of gastrointestinal, liver, kidney, or other conditions known to interfere with the absorption, distribution, metabolism, or excretion of drugs.

13.	Estimated creatinine clearance < 60 mL/min using the Cockcroft-Gault formula.

14.	Creatine kinase >1.5 x ULN at screening visit (or on Day -1).

15.	History of any drug or alcohol abuse in the past 2 years defined as >21 units of alcohol per week for males and >14 units of alcohol per week for females. Where 1 unit = 360 mL of beer, 150 mL wine, or 30 mL of spirits.

16.	History of alcohol consumption in the 4 days prior to dosing.

17.	Positive drugs of abuse, cotinine or alcohol breath test results at the screening visit, on Day -4 (SAD Cohort 6 only) or at check-in (Day -1).

18.	Use of any prescription medications within 14 days or at least 5 half-lives of the medication (whichever is longer) prior to the first study drug administration, including oral contraceptives and use of any over-the-counter medication (including herbal products, nutritional, diet aids, vitamin supplements, minerals and hormone supplements) within 7 days or at least 5 half-lives of the medication (whichever is longer) prior to the first study drug administration, with the exception of the occasional use of paracetamol (doses of 500 mg up to every 6 hours or 2 g per day maximum for no more than 3 consecutive days).

19.	Demonstrated clinically significant (required intervention, e.g., emergency room visit, epinephrine administration) allergic reactions (e.g., food, drug, or atopic reactions, asthmatic episodes) which, in the opinion of the Investigator, would interfere with the volunteer’s ability to participate in the trial.

20.	Known hypersensitivity to any of the study drug ingredients.

21.	Use of any inactivated vaccinations within 14 days, or any live vaccinations within 30 days prior to the first study drug administration. Note: Subjects vaccinated for COVID-19 or influenza within at least 2 weeks prior to enrollment or earlier will be considered eligible for enrollment as long as they do not present with post-vaccination clinical symptoms, have a negative rapid antigen test (in the case of COVID-19), and are deemed otherwise healthy.

22.	For women of childbearing potential, a positive serum pregnancy test at the screening visit or a positive urine pregnancy test (with confirmatory serum pregnancy test) on Day -4 (SAD Cohort 6 only) or at check-in (Day -1).

23.	Females who are breastfeeding or planning to breast feed at any time during the study.

24.	Donation of blood or plasma within 30 days prior to first study drug administration, or loss of whole blood of more than 500 mL within 30 days prior to first study drug administration, or receipt of a blood transfusion within 1 year of first study drug administration.

25.	Receiving an investigational drug in another clinical trial within 60 days or 5 half-lives of the investigational agent (whichever is longer) prior to the first study drug administration.

26.	Any other condition or prior therapy that in the opinion of the Investigators would make the volunteer unsuitable for this study, including inability to cooperate fully with the requirements of the study protocol or likelihood of noncompliance with any study requirements.

27.	Any history of long COVID infection (defined by continuation or development of new symptoms 3 months after the initial SARS-CoV-2 infection, with these symptoms lasting for at least 2 months with no other explanation).

Additional exclusion criteria for study Part A (Itraconazole administration in SAD Cohort 6 only)

28.	History or presence of clinically significant hypersensitivity or idiosyncratic reaction to itraconazole or other azole compounds, or any inactive ingredients.

29.	History or presence of clinically significant liver disease.

The starting dose for the SAD part of the healthy volunteer trial was based on the recommendations in ICH M3(R2) for exploratory clinical trials (specifically, Approach 5), as the trial was initiated as an exploratory clinical trial and later amended to a standard Phase 1 trial. As of September 30, 2024, a total of 80 subjects have been dosed in the completed cohorts, including 60 subjects receiving ZE46-0134 and 20 subjects receiving placebo.

As the trial is ongoing, the information that follows is based on preliminary, unaudited, blinded data.

Preliminary, unaudited, and blinded information is presented below. In the ongoing first-in-human Phase 1 trial of lomonitinib in healthy volunteers (Study ZE46-0134-0001), a total of 80 subjects have been dosed with 60 subjects receiving lomonitinib and 20 subjects receiving placebo, as summarized in the table below.

Cohort	Dose Level and Regimen	Total Number of Participants	Number of Participants Who Received ZE46-0134	Number of Participants Who Received Placebo
SAD Cohort 1	2 mg	8	6	2
SAD Cohort 2	10 mg	8	6	2
SAD Cohort 3	50 mg	8	6	2
SAD Cohort 4	10 mg fed	8	6	2
SAD Cohort 5	100 mg	8	6	2
SAD Cohort 6	50 mg in presence of itraconazole*	8	6	2
SAD Cohort 7	200 mg	8	6	2
MAD Cohort 1	50 mg on Day 1 and 10 mg QD on Days 2-7	8	6	2
MAD Cohort 2	50 mg on Day 1 and 10 mg QD on Days 2-7, in presence of rabeprazole^	8	6	2
MAD Cohort 3	100 mg on Day 1 and 20 mg QD on Day 2-7	8	6	2
	Total	80	60	20

Abbreviations: SAD: Single ascending dose; MAD: Multiple ascending dose

Subjects were fasted prior to dosing except in SAD Cohort 4, which received a high fat meal prior to dosing.

*	Itraconazole, a strong CYP3A4 inhibitor, was administered orally: 200 mg BID on Day -4 and 200 mg QD on Days -3 to 8.

^	Rabeprazole, a proton pump inhibitor was administered orally: 20 mg QD on Day -1 to 7.

Table 5. Number of Participants who Received ZE46-0134 or Placebo per Cohort in Study ZE46-0134-0001

Lomonitinib has been generally well tolerated in Study ZE46-0134-0001 to date. No SAEs or SUSARs have been reported. There were no TEAEs that led to study withdrawal. There have been a total of 14 TEAEs that were possibly related to treatment (pending unblinding), as summarized for the SAD cohorts and for the MAD cohorts in the tables below. The TEAEs possibly related to treatment included headache (2 mild, 1 moderate), dizziness (2 mild, 1 moderate), dysgeusia (1 mild), nausea (3 mild), diarrhea (2 mild), vomiting (1 mild), and ALT increase (1 moderate).

Cohort
TEAE	SAD 1	SAD 2	SAD 3	SAD 4	SAD 5	SAD 6	SAD 7
Nausea	-	-	-	-	Mild (1 event)	-	Mild (1 event)
Dysgeusia	-	-	-	-	-	Mild (1 event)
Diarrhea							Mild (1 event)
Vomiting							Mild (1 event)
Dizziness							Moderate (1 event)
ALT increase							Moderate (1 event)

Abbreviations: TEAE: treatment-emergent adverse event; SAD: Single ascending dose

Table 6. TEAEs Possibly Related to Treatment in SAD Cohorts of Study ZE46-0134-0001 based on unblinded data

Cohort
TEAE	MAD 1	MAD 2	MAD 3
Headache	Mild (1 event); Moderate (1 event)	Mild (1 event)	-
Dizziness	-	Mild (2 events)	-
Diarrhea	-	Mild (1 event)	-
Nausea	-	-	Mild (1 event)

Abbreviations: TEAE: treatment-emergent adverse event; MAD: Multiple ascending dose

Table 7. TEAEs Possibly Related to Treatment in MAD Cohorts of Study ZE46-0134-0001 based on unblinded data

In general, lomonitinib has been generally well tolerated in Study ZE46-0134-0001 to date. No SAEs or SUSARs have been reported. There were no TEAEs that led to study withdrawal. To date, lomonitinib has caused no QTc prolongations or differentiation syndrome in treated patients and has caused no myelosuppression with continuous dosing of patients, unlike gilteritinib and quizartinib, which are approved FLT3 inhibitors. This study also provided findings that FLT3-ITD was inhibited in the healthy volunteers.

During the healthy volunteer study, lomonitinib showed strong exposures and had a long half-life following a single dose in healthy volunteers. The increase in exposure appeared to be proportional to increases in doses as can be seen in Figure 7. In particular, we examined exposure from plasma samples taken from the healthy volunteers across all three dose levels, 2 mg, 10 mg, 50 mg, 100 mg, and 200 mg. The graph shows pharmacokinetics.

Figure 7. Pharmacokinetics of Lomonitinib Following Single Dose in Healthy Volunteers

Loading Doses

Based on our preclinical and healthy volunteer studies, we believe that lomonitinib could be administered using a loading dose, which is a dose taken before the beginning of a regular cycle of treatment. The use of a loading dose reduces the amount of time required to expose a patient to a steady state of a given drug, which provides the opportunity for earlier and more sustainable anti-tumor activity. We extrapolated from our findings in the healthy volunteer study to estimate that patients taking lomonitinib with a loading dose would reach steady state exposures fifteen to twenty days earlier than if they had taken gilteritinib or quizartinib.

To enable reaching steady state more quickly, a loading dose regimen was used in each MAD cohort, with subjects receiving a loading dose on Day 1 which was 5 times greater than the maintenance dose given on Days 2-7. In each MAD cohort, the Cmax and AUC0-24h values on Day 4 were close to those observed on Day 7, suggesting near steady state exposures were reached by Day 4.

Mean plasma Tmax values in the MAD cohorts were approximately 5 to 11 hours after dosing. Mean plasma t½ values on Day 7 in the MAD cohorts were approximately 86 to 91 hours.

Figure 8. Pharmacokinetics of Lomonitinib Following Multiple Dosing in Healthy Volunteers

Pharmacodynamics

In the ongoing first-in-human Phase 1 study of lomonitinib in healthy volunteers (Study ZE46-0134-0001), pharmacodynamic activity was assessed in an ex vivo plasma inhibitory assay (PIA) for inhibition of FLT3-ITD phosphorylation using a murine embryonal fibroblast cell line (MEF) expressing a high level of exogenously introduced full-length human FLT3-ITD. Plasma samples were collected at pre-dose and 2, 6, and 24 hours post-dose and were heat-inactivated prior to assessment of plasma inhibitory activity for FLT3 autophosphorylation by lomonitinib.

MEF-FLT3-ITD cells were incubated for 90 min at 370C with the heat-inactivated human plasma samples. Cells treated with 10 µM staurosporine were used as low control (0% phosphorylation). For stimulation, cells were treated with 50 ng/ml FLT3-ligand for 5 min at room temperature. After cell lysis, quantification of receptor autophosphorylation was assessed in 96-well plates via sandwich-ELISA using a kinase specific capture antibody and an anti-phosphotyrosine detection antibody. The % inhibition of phosphorylation for each plasma sample was calculated and normalized to the baseline (predose) values.

Dose-dependent increases in pharmacodynamic activity were observed in an ex vivo plasma assay for inhibition of FLT3-ITD phosphorylation, with complete inhibition observed following a single dose of 50 mg or following the 7-day multiple dose regimen (50 mg loading dose followed by 10 mg QD). These results suggest that steady state exposures with a 10 mg maintenance dose are within the therapeutic range. As the PK and PD plasma samples are still blinded, the correlation between plasma concentrations and phosphorylation inhibition of individual samples cannot be assessed at this time.

Figure 9. FLT3-ITD Phosphorylation Inhibition with Plasma Samples from Healthy Volunteers Receiving a
Single Dose of ZE46-0134 (Study No. ZE46-0134-0001) - Preliminary Data

Clinical Development Plan for Lomonitinib in AML

In the second quarter of 2024, we initiated our initial, first-in-human phase 1b clinical trial in Australia, which has expanded to the United States, with the goal of evaluating monotherapy lomonitinib in patients with FLT3 positive R/R AML. This clinical trial consists of two phases:

●	Phase 1 - Dose Escalation: patients with FLT3-positive R/R AML will be enrolled in order to evaluate lomonitinib’s safety profile and preliminary efficacy of lomonitinib as well as to determine a recommended phase 2 dose.

●	Phase 2 - Dose Expansion: patients with FLT3 positive R/R AML will be enrolled at two doses to determine the recommended phase 2 dose. The phase 1b portion of the clinical trial will further characterize the efficacy and safety profile of lomonitinib and identify the recommended Phase 2 dose. Since gilterinitib is the only FDA approved FLT3 inhibitor for R/R AML and the FLT3 gatekeeper mutation confers resistance to gilterinitib, the Phase 2 study will be designed to select FLT3 gatekeeper R/R patients. In doing so, only a single arm study would be required.

Our initial registration strategy is focused on FLT3 gatekeeper R/R AML, where there is currently no available therapy and therefore a significant unmet medical need, as well as on R/R AML patients who have already received prior lines of FLT3 inhibitors, where resistance has emerged rendering existing therapeutic options ineffective.

We expect to have initial, topline data from the ongoing Phase 1b trial in the second quarter of 2025.

The data from the ongoing phase 1b clinical trial and feedback from regulatory authorities will inform the design of a potential initial registration trial. Gilteritinib is currently the only FDA approved FLT3 inhibitor for FLT3-positive R/R AML patients. The FLT3-gatekeeper mutation confers resistance to gilteritinib. By selecting patients with FLT3-gatekeeper mutation, a randomized trial may not be needed, and an accelerated approval could be possible with a single arm study. However, there is always a risk of clinical trials and no guarantee that lomonitinib will receive an accelerated approval or any approval.

We also plan to prioritize the evaluation of lomonitinib in first-line AML, where we believe our pan-FLT3/IRAK4 inhibitor could deliver meaningful clinical benefit over the current standard of care due to its activity against relevant classes of activating and resistance mutations.

Given its broad mutational coverage as a pan-FLT3 and IRAK4 inhibitor, future clinical trials are planned to evaluate lomonitinib in newly diagnosed AML patients as monotherapy and combination, as well as MDS based on the IRAK4 inhibitory activity observed by others for those cancers. Based on the preclinical profile, we believe lomonitinib has the potential to deliver meaningful clinical benefit over the currently available standard of care in FLT3 positive AML and MDS.

Programs That We Have Licensed

In October 2024, we entered into a license agreement with Eil, or the Eil license agreement, and a license agreement with Bala, or the Bala license agreement. Pursuant to the Eil license agreement and the Bala license agreement, we obtained exclusive, perpetual, worldwide licensing rights for the development and future ownership of (i) lonitoclax, a BCL-2 inhibitor for the treatment of AML and CLL from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala.

As discussed below, we believe that lonitoclax, the BCL-2 inhibitor we licensed from Eil, and the menin inhibitor we licensed from Bala could complement lomonitinib and each other.

Lonitoclax (ZE50-0134)

Eil has developed, and we plan to continue developing, lonitoclax (ZE50-0134), which is an inhibitor of the anti-apoptotic protein BCL-2 for the treatment of patients with AML and CLL. Currently, venetoclax is the only approved inhibitor of BCL2 for the indications of AML and CLL. The phase 3 studies underlying these two approvals reported an 82% rate of Grade 3 or higher hematological toxicities, comprising neutropenia, thrombocytopenia and anemia. We believe this toxicity profile stemmed from its incomplete selectivity against a related BCL-2 homology, or BH3, family member known as BCLXL. Unlike BCL2, BCLXL is highly expressed in normal human hematopoietic cells. Based on our analysis of venetoclax aided by Expert Systems’ hybrid AI/ML platform, we believe that we have determined the molecular basis of the lack of selectivity of venetoclax. Based on these molecular docking simulations, we believe that other BCL2 inhibitors in clinical development, which are chemically similar to venetoclax also lack sufficient selectivity against BCLXL. Venetoclax has an extremely long half life of 26 hours and is susceptible to inhibitors of microsomal drug metabolism that are commonly used in the treatment of AML, necessitating dose reduction or dose holidays. In the treatment of CLL, initial therapy with venetoclax (and other BCL2 inhibitors) causes tumor lysis syndrome, or TLS, a potentially life threatening condition which can be obviated by therapeutic interventions and obviated by slow titration, usually over multiple weeks. Whether TLS is related to the drug’s prolonged exposure or its lack of selectivity to BCLXL remains undetermined. Escape mutations to venetoclax, particularly in residue 101 can occur and render patients insensitive to therapy. Whether the incidence of these mutations is hastened by the necessary slow sub-therapeutic titration protocol of existing BCL-2 inhibitors remains unclear.

Lonitoclax was designed to avoid binding to a specific pocket that is shared by BCL2 and BCLXL. Eil’s preclinical studies have indicated that lonitoclax is much more selective for BCL2 than it is for BCLXL. In Eil’s preclinical studies, loniticlax also showed similar activity as venetoclax in inhibiting the proliferation of primary CLL cells. Moreover, in Eil’s preclinical studies of lonitoclax and venetoclax in animal models, there were smaller decreases in B cells and T cells in the animals treated with lonitoclax. In addition, the drug-like properties were enhanced by design to limit susceptibility to microsomal drug metabolism and to reduce the half-life of the drug. A reduced half-life should still result in acceptable efficacy as once intracellular caspase enzymes are activated following BCL-2 inhibition- an irreversible commitment to apoptosis or cell death results. Pre-clinical studies suggest the optimal time of drug exposure to be several hours. In support of this contention we showed equivalent activity to venetoclax when dosing lonitoclax once daily in mice where the half-life was several hours.

A single ascending dose study of lonitoclax in healthy volunteers is in progress in Australia, and it has been designed to measure safety, exposure and ex vivo target engagement. Initial data from this trial was announced in the fourth quarter of 2024. Early results have confirmed a much shorter half-life than venetoclax, nine hours as opposed to 26 hours, and ex vivo target engagement (caspase activation) over only several hours. An IND to examine the effect of lonitoclax in CLL patients was submitted in September 2024 and was cleared by the FDA in October 2024. The CLL trial is anticipated to start in 1Q2025.

Going forward, we expect that a clinical trial for lonitoclax would consist of two phases:

●	Phase 1 - Dose Escalation: CLL patients that have never been treated with venetoclax will be enrolled in order to evaluate lonitoclax’s safety profile and lonitoclax’s preliminary efficacy of as well as to determine a recommended phase 2 dose.

●	Phase 2 - Dose Expansion: a similar population of patients will be enrolled at two doses to determine the recommended phase 2 dose. The phase 1b portion of the clinical trial will further characterize the efficacy and safety profile of lonitoclax in combination with other drugs to treat AML. Such trials in patients who were not previously treated with venetoclax could lead to a Phase 2 study designed for accelerated approval.

The data from the ongoing healthy volunteer study and feedback from regulatory authorities will inform the design of a potential initial registration trial.

Lead Series Menin Inhibitor

Bala has developed, and we expect to continue developing, a class of menin inhibitors for the treatment of NPM-1 and MLL-rearranged AML. Menin is a central player in cells that brings other proteins together to regulate the expression of genes thar are key to cell growth. Menin has been validated as a target for AML in the clinic by two menin inhibitors, revumenib and ziftomenib. Both agents have reported meaningful clinical efficacy responses both as a monotherapy and in combination studies with venetoclax for the treatment of AML. However, clinical trials have also demonstrated certain limitations of these two agents. In clinical trials involving revemenib, 14% of patients experienced dose-limiting toxicities related to QTc prolongation, and revemenib is susceptible to inhibitors of cyp3A4. In clinical trials involving ziftomenib in MLL-rearranged AML, 31% of patients experienced differentiation syndrome, which is linked to toxicity, and a zero CR rate. Both agents have also been reported to be susceptible to drug-induced mutations in menin following several cycles of therapy.

Bala used Expert Systems’ AI/ML platform to design its menin inhibitors to mitigate the risk of QTc prolongation risk, to have low cyp3A4 liability, and to have reduced susceptibility to hot spot mutation-induced decreases in drug efficacy. In preclinical studies, two of Bala’s menin inhibitors were shown to have dose proportional exposure in multiple species, and our GLP toxicology studies preliminarily indicated a favorable safety profile.

In the second half of 2025, we expect to select one of Bala’s menin inhibitors as a candidate for further preclinical study and, if the results are supportive, potentially clinical study.

Competition

The pharmaceutical and biotechnology industries, particularly the field of oncology, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We believe that our pipeline, knowledge, experience and scientific resources provide us with differentiated competitive advantages. However, we have competitors both in the United States and internationally, which include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions.

There are several approved therapies for the treatment of conditions for which we are attempting or may attempt to develop product candidates. In addition, we believe that a significant number of product candidates are currently under development, and may become commercially available in the future. We expect lomonitinib to compete against approved drugs from various pharmaceutical companies, including Astellas Pharma Inc.’s gilteritinib, Novartis AG’s midostaurin and Daiichi Sankyo, Inc.’s quizartinib. In addition, several biopharmaceutical companies, including Beigene, Ltd, Curis, Inc., Aptose Biosciences Inc., Biomea Fusion, Inc. or PharsoBio, Ryvu Therapeutics S.A., Ellipses Pharma Limited, Sunshine Lake Co., Ltd, AROG Pharmaceuticals, Inc., Nerviana, A.Menarini Industrie Farmaceutiche Riunite S.r.l., Fujifilm Corporation, Maxinovel Co., Ltd., LaNova Medicines Ltd., Beijing Novruns, Tarapeutics, Haihe Biopharma Co., Ltd., Oscotec Inc., Shanghai Fosun Pharmaceutical Co., Ltd., and Tyligand Bioscience (Shanghai) Limited, are also developing FLT3 inhibitors for the treatment of AML.

The key competitive factors that will affect the success of product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. We also compete with these organizations to recruit and retain qualified scientific and management personnel. We will also face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our competitors have developed, are developing, or may develop products, product candidates and processes competitive with ours. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presences in markets, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, gaining reimbursement and marketing approved products than we do. Our competitors may succeed in obtaining approval from the FDA or other comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in our field before we do.

We also face competition broadly across the oncology market for cost-effective and reimbursable cancer treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, product candidates may not be competitive with them. Additionally, product candidates may need to compete with drugs that physicians use off-label to treat the indications for which we seek approval. Moreover, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as product candidates progress through clinical development.

License Agreements – Related Parties

Eil and Bala License Agreements

In October 2024, we entered into a license agreement with Eil, or the Eil license agreement, and a license agreement with Bala, or the Bala license agreement. Pursuant to the Eil license agreement and the Bala license agreement, we obtained exclusive, perpetual, worldwide licensing rights for the development and future ownership of (i) lonitoclax a BCL-2 inhibitor for the treatment of AML and CLL from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala.

The Eil license agreement and the Bala license agreement became effective in October 2024 when we issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually and the principal and accrued interest under each note are due and payable on demand at any time after October 17, 2026. Each such promissory note may be repaid without penalty. In addition, the two promissory notes each provide for customary events of default.

Upon the payment in full of the applicable promissory note, Eil and Bala have each agreed to transfer to us all of the intellectual property rights covered by the Eil license agreement and the Bala license agreement, as the case may be.

The license rights are sublicensable at our option through multiple tiers, in whole or in part. Under such license agreements, we, but not Eil or Bala, as the case may be, have the right to terminate the applicable license agreement for convenience upon 30 days’ written notice. If we or Eil or Bala, as the case may be, materially breaches the applicable license agreement, and such breach is not cured within 90 days after the receipt of notice of such breach, then the non-defaulting party may terminate such license agreement. In addition, upon the occurrence of an event of default under the applicable promissory note, the Eil license agreement or the Bala license agreement shall be terminated.

Eil and Bala are each wholly-owned by Eilean Therapeutics, LLC, our former parent company, which beneficially owned 53.0% of our common stock upon the closing of the Merger and the Offering. Further, Dr. Savchuk is the President and CEO of each of Bala and Eil. See the section entitled “Certain Relationships and Related Party Transactions – Reorganization” for a further discussion on Lomond’s former parent company structure.

Viriom License Agreements

On February 13, 2025, Lomond entered into two separate licensing agreements with Viriom, Inc. (“Viriom”), each as described in more detail below.

BCL-2 License Agreement

Lomond entered into a License Agreement with Viriom, whereby Viriom acquired exclusive rights in the Russian Federation to the BCL-2 inhibitor (the “BCL-2 Licensed Molecule”) for the treatment of chronic lymphoblastic leukemia and acute myeloid leukemia (“BCL-2 Indications”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs (the “BCL-2 Viriom License Agreement”).

Under the terms of the BCL-2 Viriom License Agreement, Lomond has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under Lomond’s patents and know-how to develop, test, make and use the BCL-2 Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the BCL-2 Indications during the term of the BCL-2 Viriom License Agreement.

As consideration for the BCL-2 Viriom License Agreement, Viriom has agreed to pay Lomond a percentage of net sales of certain products during certain royalty periods.

FLT-3 Viriom License Agreement

Lomond entered into a License Agreement with Viriom, whereby Viriom acquired exclusive rights in the Russian Federatoin to the FLT-3 inhibitor (the “FLT-3 Licensed Molecule”) for the treatment of Acute Myeloid Leukemia (“FLT-3 Indication”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs) (the “FLT-3 Viriom License Agreement”).

Under the terms of the FLT-3 Viriom License Agreement, Lomond has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under Lomond’s patents and know-how to develop, test, make and use the FLT-3 Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the FLT-3 Indication during the term of the FLT-3 Viriom License Agreement.

As consideration for the FLT-3 Viriom License Agreement, Viriom has agreed to pay Lomond a percentage of net sales of certain products during certain royalty periods.

Each of the License Agreements obligate Viriom to develop and commercialize the licensed products, at Viriom’s own cost and expense, and in the development and commercialization process, Viriom is obligated to meet certain milestones.

Entry into each of the Viriom License Agreements constitutes related party transactions as each of Nikolay Savchuk and Iain Dukes are interested parties given their respective relationships with Viriom. Nikolay Savchuk, an officer and director of the Company, is a director of Viriom, and indirectly holds a majority of shares of Viriom’s common stock. Iain Dukes, an officer and director of the Company, serves as a director of Viriom.

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidates and any additional product candidates we may develop, and methods of using the same, as well as any other relevant inventions and improvements that we believe to be commercially important to the development of our business. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States directed to our proprietary technology, inventions, improvements and product candidates (including compositions, methods of use, dosing and formulations) that are important to the development and implementation of our business. We may also pursue patent protection with respect to manufacturing and drug development processes and technologies. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We also plan to rely on data exclusivity, market exclusivity and patent term extensions when available. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As of December 31, 2024, Lomond owned two pending U.S. patent applications. As of December 31, 2024, Lomond owned pending patent applications in 15 jurisdictions outside the U.S, including Hong Kong, Taiwan, Macau, Mexico, China, South Korea, Japan, Europe, Eurasia, Canada, Australia, Brazil, South Africa, United Arab Emirates and Egypt. Any patents that may issue from our pending patent applications are expected to have nominal expiration dates ranging from October 2042 to April 2044, absent any patent term adjustments or patent term extensions for regulatory delay. Our patent portfolio includes filings covering compositions of matter and methods of using one of our lead product candidates, lomonitinib, as well as exclusively-licensed rights to patents and patent applications related to our other lead product candidate, lonitoclax, and Bala’s menin inhibitors.

Issued patents can provide protection for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In addition, in certain instances, the term of an issued U.S. patent that covers or claims an FDA approved product can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, which is called patent term extension. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The term of patents outside of the United States varies in accordance with the laws of the foreign jurisdiction, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors and collaborators may not result in patents being issued which protect product candidates or which effectively prevent others from commercializing competitive product candidates. Moreover, obtaining and enforcing patents in the pharmaceutical and biotechnology industries is inherently uncertain, due in part to ongoing changes in the patent laws. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities.

Commercial Strategy

We intend to retain significant development and commercial rights to product candidates and, if marketing approval is obtained, to commercialize product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities. However, we intend to build a focused sales and marketing organization and the necessary infrastructure and capabilities over time in the United States, and potentially other regions, following further advancement of product candidates. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which product candidates and programs are being developed. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our small molecule product candidate, our in-licensed product candidates as well as any other product candidates we may develop through our programs, for preclinical and clinical testing. We also expect to rely on third parties for the manufacture of our product candidate and any other product candidates we may acquire or develop through our programs for commercial supply, if any product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our product candidate and any other product candidates we may develop through our programs and, if marketing approval is obtained, our commercial products.

For our initial clinical trials, we plan to rely on sole source suppliers. However, as we progress towards commercialization of product candidates, we anticipate expanding the supply chain to include multiple contract manufacturing organizations, or CMOs. We believe this strategy will allow us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities and equipment, while also enabling us to focus our expertise and resources on the development of product candidates.

Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our CMOs are required to comply with these regulations and are assessed through regular monitoring and formal audits. Our third-party manufacturers are required to manufacture any product candidates we develop under current Good Manufacturing Practice, or cGMP, requirements and other applicable laws and regulations.

We generally expect to rely on third parties for the manufacture of companion diagnostics, which are assays or tests that identify an appropriate patient population, if needed for any product candidates that receive marketing approval.

Government Regulation

The U.S. Food and Drug Administration, or FDA, and other regulatory authorities at federal, state and local levels, as well as outside the United States, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics. We, along with our vendors, CROs, clinical investigators, clinical trial sites and CMOs, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek marketing approval of product candidates. The process of obtaining regulatory approvals of drugs and biologics and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States where we are initially focusing our drug commercialization, we believe our product candidates, as small molecule drugs, would be regulated as new drugs rather than biologics. The FDA regulates new drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. New drug products are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for proposed or ongoing studies, suspension or revocation of approvals, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

Product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For new drug products regulated under the FDCA such as our lead product candidates, a sponsor must submit a New Drug Application, or NDA, to FDA for review and approval. The NDA review and approval process may take multiple years and involves the following steps:

●	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;

●	completion of the manufacture, under cGMP conditions of the drug substance, drug product, and labeling and packaging that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually and amended when certain changes are made;

●	approval by an institutional review board, or IRB, or independent ethics committee, or IEC, at each clinical trial site before each trial may be initiated;

●	performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements, including informed consent, financial disclosure by investigators and other clinical trial-related regulations, to establish the safety and efficacy of the investigational product for each proposed indication and other condition of use;

●	preparation and submission to the FDA of an NDA;

●	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;

●	satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug product’s identity, strength, quality and purity;

●	satisfactory completion of FDA inspection of select clinical trial sites involved in conducting pivotal studies that generated the data in support of the NDA;

●	payment of user fees for FDA review of the NDA; and

●	FDA review and approval of the NDA, including of the proposed prescribing information and, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

Preclinical Studies and Clinical Trials for Drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements under 21 C.F.R. Part 58 and animal testing requirements under the Animal Welfare Act Amendments of 1976 (7 U.S.C. 2131 et seq.). The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

An IND is a submission to the FDA under which a sponsor proposes to administer an investigational product to humans. An IND must become effective before the proposed clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes the results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, refuses to allow the IND to take effect until the FDA’s concerns and questions have been addressed and/or imposes a full or partial clinical hold. The FDA must notify the sponsor of the grounds for the hold, and any identified deficiencies must be resolved before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A clinical hold can also be imposed once a trial has already begun, thereby halting the trial until the deficiencies articulated by FDA are corrected.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND.

Furthermore, each clinical trial must be reviewed and approved by an IRB or IEC for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB or IEC also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB or IEC, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than phase 1 investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

A sponsor who wishes to conduct a clinical trial outside of the United States is subject to the requirements of the applicable jurisdiction and may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA will nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.

●	Phase 1-Phase 1 clinical trials involve initial introduction of the investigational product in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●	Phase 2-Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and dosing schedule, and to identify possible adverse side effects and safety risks.

●	Phase 3-Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended, with the other available evidence, to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled phase 3 trials are required by the FDA for approval of an NDA. Under certain circumstances, FDA can conclude that one adequate and well-controlled clinical investigation plus confirmatory evidence is sufficient to establish effectiveness.

Post-approval trials, sometimes referred to as phase 4 clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional evidence from the treatment of study subjects in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting, or in some cases to confirm clinical benefit. In certain instances, the FDA may mandate the performance of phase 4 clinical trials as a condition of NDA approval.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Expanded Access

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of controlled clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational products under an IND by the sponsor or the treating physician for treatment purposes on a case-by-case basis for the following groups: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND.

A clinical trial sponsor is not obligated under the law to provide expanded access to its investigational product. However, if a sponsor decides to make its investigational product available for expanded access, FDA reviews each request for expanded access and determines if treatment may proceed. Expanded access may be appropriate when all of the following criteria apply: the patient has a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context of the disease or condition to be treated; and providing the investigational product for the requested use will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the expanded access use or otherwise compromise the potential development of the expanded access use.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides an additional mechanism for patients with a life-threatening condition who have exhausted approved treatments and are unable to participate in clinical trials to access certain investigational products that have completed a phase 1 clinical trial, are the subject of an active IND, and are undergoing investigation in a clinical trial that is intended to form the primary basis of a claim of effectiveness in support of FDA approval. Unlike the expanded access framework described above, the Right to Try Act does not require FDA to review or approve requests for use of the investigational product, although the law requires sponsors to report annually to the FDA on use of the pathway and require the FDA to post certain annual summaries. There is no obligation for a sponsor to make its investigational products available to eligible patients under the Right to Try Act.

Under the 21st Century Cures Act, the manufacturer or distributor of one or more investigational products for the diagnosis, monitoring and treatment of a serious disease or condition must make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. The manufacturer or distributor is required to make such policies publicly available upon the earlier of initiation of a phase 2 or phase 3 study, or as applicable, 15 days after the investigational drug receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. The posting of the expanded access policies by manufacturers and distributors does not serve as a guarantee of access to any specific investigational drug by any individual patient, but the sponsor must develop a policy and respond to patient requests according to that policy.

U.S. Marketing Approval for Drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the drug product for one or more indications. An NDA is an application to FDA for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy for the requested indication(s). An NDA is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug, to the satisfaction of the FDA. The FDA must approve an NDA before a drug may be marketed in the United States.

The FDA reviews all submitted NDAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a “refuse-to-file” decision by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, as amended, or the PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, each NDA must be accompanied by a substantial user fee. PDUFA also imposes an annual program fee for each approved prescription drug. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on applications for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, if it believes that a risk evaluation and mitigation strategy is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies like medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, or ETASU, such as restricted distribution methods, patient registries, special monitoring or other risk-minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides advice and recommendations to FDA as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more select clinical trial sites involved in conducting pivotal studies to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indication(s).

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including phase 4 clinical trials, be conducted to further assess a product’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a marketing application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its designated orphan use are disclosed by the FDA on its website. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has orphan designation subsequently receives the first FDA approval for the use for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity from the date of FDA approval during which the FDA may not approve any other applications to market the “same drug” for the same use, except in limited circumstances, such as a subsequent product’s showing of “clinical superiority” over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. The FDA defines “same drug” with respect to small molecule drugs as a drug that contains the same active moiety as a previously approved drug and is intended for the same use as the previously approved drug. To demonstrate a drug is “clinically superior” to the previously approved orphan drug, a sponsor must show that the drug provides a significant therapeutic advantage over and above the previously already approved drug in terms of greater efficacy, greater safety, or by providing a major contribution to patient care. Since the enactment of the FDA Reauthorization Act of 2017, the FDA publishes clinical superiority findings on its website for those drugs approved on or after August 18, 2017. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if the manufacturer chooses to provide consent to approval of other applications.

Expedited Development and Review Programs for Drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs and biologics to get them to patients more quickly than standard FDA review timelines typically permit. We intend to apply for these programs for product candidates, as applicable.

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation applies to the product candidate and the specific indication for which it is being studied. The sponsor of a new drug product may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product, but ideally no later than the pre-NDA meeting because many of the features of Fast Track designation will not apply after that time. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application.

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A sponsor may request that a drug product be designated as a Breakthrough Therapy at any time during the clinical development of the product and ideally before initiation of the pivotal clinical trial intended to serve as the primary basis for demonstration of efficacy to obtain the full benefits of the designation. Breakthrough Therapy designation provides all the features of Fast Track designation, in addition to intensive guidance on an efficient product development program beginning as early as phase 1 and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review and Accelerated Approval. A product is eligible for Priority Review, once an NDA is submitted, if the product that is the subject of the marketing application has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Significant improvement may be illustrated by the following examples: evidence of increased effectiveness in treatment, prevention, or diagnosis of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that is expected to lead to an improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. Under Priority Review, the FDA’s goal date to take action on the marketing application is six months compared to ten months for a standard review.

The FDA may grant Accelerated Approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant Accelerated Approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of Accelerated Approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support Accelerated Approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The Accelerated Approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, Accelerated Approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of Accelerated Approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.

The Accelerated Approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA. In addition, the FDA generally requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval, though they may expedite the development or review process.

Pediatric Study Plan and Pediatric Exclusivity

Under the Pediatric Research Equity Act, as amended, or the PREA, certain NDAs and certain NDA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. For a cancer drug directed at a molecular target, the pediatric testing requirement extends to pediatric cancers involving the molecular target even if different than the claimed adult cancer in the NDA. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The PREA requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or the PSP, within 60 days of an end-of-phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the phase 3 or phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, the PREA does not apply to a drug for an indication for which orphan designation has been granted, except that the PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

A drug can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

U.S. Post-Approval Requirements for Drugs

Drugs approved by FDA are subject to continuing regulation by the FDA, including, among other things, requirements relating to manufacturing establishment registration and product listing, recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, field alerts regarding issues with distributed product, promotion and advertising compliance, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, as well as other advertising and promotion requirements, including not only by company employees but also by agents of the company or those speaking on the company’s behalf, and a company that is found to have improperly promoted may be subject to significant liability, including investigation by federal and state authorities. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, untitled letters, corrective advertising, and potential civil and criminal penalties, including liabilities under the False Claims Act where products obtain reimbursement under federal health care programs. Promotional materials for approved drugs must be submitted to the FDA in conjunction with their first use or first publication, and for products approved under accelerated approval prior to their first use. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may withdraw approval of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products;

●	injunctions or the imposition of civil or criminal penalties;

●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or

●	mandated modification of promotional materials and labeling and issuance of corrective information.

Abbreviated New Drug Applications and 505(b)(2) Applications

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or an approved method of use of the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” Drugs listed in the Orange Book can, in turn, be cited by competitors in support of approval of an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) application. In this case, the original NDA (the so-called pioneer drug) is known as the “listed” drug or “reference-listed” drug. An ANDA provides for marketing of a drug that has the same active ingredient and the same strength, route of administration and dosage form as the listed drug and has been shown through testing to be bioequivalent to the listed drug or receives a waiver from bioequivalence testing. ANDA applicants are generally not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug, other than the requirement for bioequivalence testing. Drugs approved in this way are considered therapeutically equivalent, and are commonly referred to as “generic equivalents” to the listed drug. These drugs then generally can be substituted by pharmacists under prescriptions written for the original listed drug.

A 505(b)(2) application is a type of NDA that relies, in part, upon data the applicant does not own and to which it does not have a right of reference. Such applications often are submitted for changes to previously approved drug products, and rely on the FDA’s prior findings of safety and effectiveness for a third party’s NDA to abbreviate the showings the sponsor of the 505(b)(2) application must make to establish that its product is safe and effective.

The ANDA or 505(b)(2) applicant is required to certify to FDA concerning any patents listed for the referenced approved drug in FDA’s Orange Book. Specifically, for each listed patent, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the new drug. A certification that the new drug will not infringe the already approved drug’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA or 505(b)(2) applicant does not include a Paragraph IV certification, the ANDA or 505(b)(2) application will not be approved until all of the listed patents claiming the referenced drug have expired, except for any listed patents that only apply to uses of the drug not being sought by the ANDA or 505(b)(2) applicant.

If the ANDA or 505(b)(2) applicant has made a Paragraph IV certification, the applicant must also send notice of a Paragraph IV Notice Letter to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV Notice Letter. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a Paragraph IV Notice Letter automatically prevents FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, modification by a court or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant.

As discussed in the next section, the ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity, such as a new chemical entity exclusivity, listed in the Orange Book for the reference-listed drug has expired.

United States Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process for a drug that has not been previously approved for commercial marketing. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Regulatory exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA, submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDCA also provides three years of exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations, and prevents FDA approval of an ANDA or 505(b)(2) NDA for such conditions of use, but does not prevent FDA acceptance for filing and review of an ANDA or 505(b)(2) NDA. The three-year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent for other conditions of use outside those protected by the exclusivity. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Regulation of Companion Diagnostics

Companion diagnostics provide information that is essential for the safe and effective use of a corresponding therapeutic product and can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FDCA, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification under section 510(k) of the FDCA, or 510(k), and approval of a premarket approval application, or PMA.

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a legally marketed predicate device, which may be a previously 510(k)-cleared device or a pre-amendment device that was in commercial distribution before May 28, 1976, or a device that was originally on the market as a class III device and later down-classified to class II or I. A proposed device is substantially equivalent to a predicate device if the subject device (1) has the same intended use as the predicate device and (2) either (a) has the same technological characteristics as the predicate device or (b) has different technological characteristics but does not raise different questions of safety and effectiveness than the predicate device and the submitted information demonstrates that the subject device is as safe and effective as the predicate device. If the FDA determines that the subject device is substantially equivalent to the predicate device, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.

A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the quality system regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA has committed to performance goals of reviewing original PMAs that are not referred to an Advisory Committee within 180 days and reviewing PMAs referred to an Advisory Committee within 320 days (excluding days when a request for additional information is pending with the applicant), although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval order or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or the device is determined to be unsafe or ineffective following initial marketing.

On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of the FDA’s QSR, establishment registration and device listing, adverse event reporting, reporting of recalls and corrections, along with product marketing requirements and limitations. Like drug makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities of products following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers, and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include federal and state anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including those described below.

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from federal health care programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, or the FCA. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection.

●	The federal civil and criminal false claims laws, including the FCA, which can be enforced through civil “whistleblower” actions, and civil monetary penalty laws, impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

●	The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

●	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (including, public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information as well as their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

●	The federal Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

●	Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

●	Analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current regulatory and healthcare environment, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Insurance Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing healthcare services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government healthcare programs in the United States such as Medicare and Medicaid, private health insurers, managed care organizations and other third-party payors, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, principal decisions about Medicare reimbursement for new products are typically made by CMS and regional contractors responsible for administering the Medicare program. CMS and these contractors decide whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree.

Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. No uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor.

Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmaco-economic studies in order to demonstrate the cost effectiveness of the product, which will require additional expenditure above and beyond the costs required to obtain FDA or other comparable regulatory approvals. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Moreover, the containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls or price increase penalties, restrictions on reimbursement and requirements for substitution of generic products.

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics.

Current and Future Healthcare Reform Legislation

In the United States and certain foreign jurisdictions, there have been, and likely will continue to be, a number of proposed and adopted legislative and regulatory changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. The ACA includes provisions of importance to our potential product candidates that:

●	created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drug products, apportioned among these entities according to their market share in certain government healthcare programs;

●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●	expanded the types of entities eligible for the 340B drug discount program;

●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA have faced legal and constitutional challenges, including in the United States Supreme Court; the Trump administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended in the future, and we cannot predict what effect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included reductions of Medicare payments to providers of 2%, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The reductions have been suspended temporarily through December 2021 in response to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, including bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in numerous Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, during his first administration, President Trump used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. It is unclear whether the Biden administration will work to reverse those measures or pursue similar or other policy initiatives, for example related to an independent review board or other mechanisms that would impact drug pricing and reimbursement.

On November 20, 2020, CMS and the HHS Office of the Inspector General issued two final rules implementing changes to the Physician Self-Referral Law, or Stark Law, and the Anti-Kickback Statute. These new rules provide new value-based enterprise exceptions and safe harbors to the Stark Law and the Anti-Kickback Statute, as well as offer additional clarification in the form of updated definitions.

Compliance with Other Federal and State Laws or Requirements; Changing Legal Requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to which we may be subject. The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive recordkeeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products, and state licensure.

The failure to comply with any of these laws or regulatory requirements may subject firms to legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (1) changes to our manufacturing arrangements; (2) additions or modifications to product labeling or packaging; (3) the recall or discontinuation of our products; or (4) additional recordkeeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Government Regulation of Drugs Outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales and distribution of our products. These regulatory requirements may be similarly complex and even more stringent in certain regards than those described above. If we fail to comply with applicable regulatory requirements in the jurisdiction where we conduct clinical trials or seek regulatory approvals, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Australia

Conducting clinical trials for therapeutic drug candidates in Australia is subject to regulation by Australian regulatory bodies. The Therapeutic Goods Administration, or TGA, and the National Health and Medical Research Council set the codes of Good Clinical Practice, or GCP, for clinical research in Australia, and compliance with these codes is mandatory. Australia has also adopted international codes, such as those promulgated by the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or the ICH. The ICH guidelines must be complied with across all fields of clinical research, including those related to pharmaceutical quality, nonclinical and clinical data requirements and trial designs. The basic requirements for preclinical data to support a first-in-human trial under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.

Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the TGA for quality, safety and efficacy must occur pursuant to either the Clinical Trial Notification Scheme, or CTN Scheme, or the Clinical Trial Exemption Scheme, or the CTX Scheme. In each case, the trial is supervised by a Human Research Ethics Committee, or an HREC, an independent review committee set up under guidelines of the Australian National Health and Medical Research Council that ensures the protection of rights, safety and well-being of human subjects involved in a clinical trial. An HREC does this by reviewing, approving and providing continuing examination of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects.

The CTN Scheme broadly involves:

●	completion of pre-clinical laboratory and animal testing;

●	submission to a HREC, of all material relating to the proposed clinical trial, including the trial protocol;

●	the institution or organization at which the trial will be conducted, referred to as the “Approving Authority”, giving final approval for the conduct of the trial at the site, having regard to the advice from the HREC;

●	the investigator submitting a ‘Notification of Intent to Conduct a Clinical Trial’ form, or the CTN Form, to the TGA. The CTN form must be signed by the sponsor, the principal investigator, the chairman of the HREC and a person responsible from the Approving Authority. The TGA does not review any data relating to the clinical trial however CTN trials cannot commence until the trial has been notified to the TGA.

Under the CTX Scheme:

●	a sponsor submits an application to conduct a clinical trial to the TGA for evaluation and comment; and

●	a sponsor must forward any comments made by the TGA Delegate to the HREC(s) at the sites where the trial will be conducted.

A sponsor cannot commence a trial under the CTX Scheme until written advice has been received from the TGA regarding the application and approval for the conduct of the trial has been obtained from an ethics committee and the institution at which the trial will be conducted.

Approval for inclusion in the Australian Register of Therapeutic Goods, or ARTG, is required before a pharmaceutical product may be marketed (or imported, exported or manufactured) in Australia. In order to obtain registration of the product on the ARTG, it is required that:

●	adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product;

●	evidence is compiled which demonstrates that the manufacture of the therapeutic product complies with the principles of cGMP;

●	manufacturing and clinical data is derived to submit to the Advisory Committee on Prescription Medicines, which makes recommendations to the TGA as to whether or not to grant approval to include the therapeutic product in the ARTG; and

●	an ultimate decision is made by the TGA whether to include the therapeutic product in the ARTG.

European Economic Area

For instance, in the European Economic Area, or the EEA (comprising the 27 EU member states plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

●	Centralized procedure-The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (gene therapy, somatic cell therapy and tissue engineered products) and products with a new active substance indicated for the treatment of certain diseases, which includes products for the treatment of cancer. For medicines that do not fall within one of the mandatory categories, an applicant still has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or the EMA, as long as the medicine concerned contains a new active substance not authorized in the EEA prior to May 20, 2004, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk ratio. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or the MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

●	National authorization procedures-There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:

o	Decentralized procedure-Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EEA Member State for a medicinal product that has not yet been authorized in any EEA Member State and that does not fall within the mandatory scope of the centralized procedure.

o	Mutual recognition procedure-In the mutual recognition procedure, a medicine is first authorized in one EEA Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EEA Member States in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In both cases, as with the centralized procedure, the competent authorities of the EEA Member States assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy before granting the marketing authorization.

In the EEA, new products for therapeutic indications that are authorized for marketing (so called “references products”) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from referencing the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA during a period of eight years from the date on which the reference product was first authorized in the EEA. The additional two-year period of market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EEA until ten years have elapsed from the initial authorization of the reference product in the EU. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new active substance so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, in the EEA a medicinal product may be designated as orphan if it meets the following criteria (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either (a) such condition affects no more than five in 10,000 persons in the EEA when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EEA to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication, although similar, is safer, more effective or otherwise clinically superior than the authorized product; (ii) the marketing authorization holder of the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder of the authorized product cannot supply enough orphan medicinal product. An orphan product can also obtain an additional two years of market exclusivity in the EEA for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU member states govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the national competent authority, or the NCA, of the EU member states in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee, or the EC, has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, and the provisions of the individual EU member states’ legislation implementing the Clinical Trials Directive. Under the current regime (the EU Clinical Trials Directive 2001/20/EC and corresponding national laws) all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted, which is expected to apply following confirmation of full functionality of the Clinical Trials Information System, the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation, which it has not yet done. The Clinical Trials Regulation will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by the Clinical Trials Directive and the Member States’ national implementing legislation until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, in other words, arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Government Regulation of Data Collection outside of the United States

In the event we conduct clinical trials in the European Union, we will be subject to additional privacy restrictions. The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, enhanced requirements for securing personal data, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenue for the preceding financial year, or €20 million, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules. There has been limited enforcement of the GDPR to date, particularly in biopharmaceutical development, so we face uncertainty as to the exact interpretation of the new requirements on any future trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Further, the United Kingdom’s decision to leave the European Union, means that it has in force its own legislation which is aligned with the GDPR, known as the Data Protection Act 2018. The requirements are similar except that the United Kingdom is now regarded as a “third country” for the purposes of transfers of personal data from the EEA. Transfers continue to flow freely from the UK to the EEA following an adequacy decision from the European Commission adopted on June 28, 2021 and valid for four years.

Data protection authority activity differs across the EU, with certain authorities applying their own agenda which shows there is uncertainty in the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Properties

We neither own nor lease any real property. The address of our principal office is that of our registered agent at 8 The Green Ste 8490, Dover, Delaware 19901.

Human Capital

In general, Lomond did not have any full-time employees prior to the Merger. Instead, Lomond relied on its administrative services agreement with Eil. In connection with the Merger, we replaced this administrative services agreement with an administrative services & co-employment agreement, or services agreement, with Abet Solutions Inc., or Abet Solutions, pursuant to which Abet Solutions provides us administrative support services, including general management and operations services, as well as financial and accounting services, among other items. A copy of the services agreement with Abet Solutions is included as Exhibit 10.1 to this Annual Report and is incorporated herein by reference.

As set forth in the services agreement, Abet Solutions and the Company has entered into the services agreement to create an administrative services and co-employment arrangement allocating between the parties areas of responsibility and liability in the areas of human resources/payroll management and administrative activities including accounting, financial reporting, payables and receivables management, and tax preparation and filings. The Company is obligated to maintain certain types of insurance associated with the professional services relationship and, if requested, name Abet Solutions as an additional insured on such policies. Abet Solutions charges the Company direct expenses associated with such co-employment arrangement as well as certain administrative services and direct costs that may include a markup to direct expenses exclusive of payroll and benefit expenses, which is subject to adjustment at Abet Solution’s sole discretion (upward or downward). Either party may terminate the services agreement upon written notice, beginning on the first calendar day of the month following delivery of a termination notice. Abet Solutions may also terminate for cause upon shorter notice period in the event of non-payment when due of any amount payable under the services agreement, a material violation of law, nonperformance of any Company obligation under the services agreement, Company’s breach of a material term of the services agreement, or Company’s filing for relief under the U.S. Bankruptcy Code or seeking the appointment of a receiver or trustee. Upon termination of the services agreement, the co-employment arrangement ends and personnel will continue to be Company employees. In the case of termination of the services agreement, such personnel would no longer be co-employees of Abet Solutions.

As a result of entering into the services agreement with Abet Solutions, we will not have any employees. Effective as of November 1, 2024, we entered into consulting agreements with Dr. Dukes as our Chief Executive Officer and Chairman and with Dr. Savchuk as our Chief Operating Officer and President.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating and integrating our existing and future employees, consultants, and directors. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

Available Information

Our website is www.lomondther.com, and we can be contacted at info@lomondther.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC will be available free of charge on our website at www.lomondther.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information that issuers file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock is speculative and involves a high degree of risk. Before deciding whether to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Annual Report, including our financial statements and the section below titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements.”

Summary of Principal Risks

Investing in our common stock involves substantial risk. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the remainder of this section titled “Risk Factors” below. These risks include, among others:

●	We are very early in our development efforts, have a limited operating history, have not conducted any late-stage clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

●	There is no guarantee that the related party Eil license agreement or the related party Bala license agreement will positively affect our business, results of operations or prospects.

●	We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve in a timely manner our objectives relating to the discovery, development and commercialization of our product candidates and development programs.

●	In the future, we will need substantial additional funding to complete the development and, if approved, any commercialization of product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

●	We are very early in our development efforts and are substantially dependent on our FLT3/IRAK4 and BCL-2 inhibitor programs. If we are unable to advance lomonitinib, our lead product candidate from the FLT3/IRAK4 program, or lonitoclax, our lead product candidate from the BCL-2 inhibitor program licensed from Eil, or any of the products we have licensed from Bala, through preclinical and clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

●	In addition to our lead candidates, lomonitinib and lonitoclax, our business depends in part upon licensing or acquiring, developing and commercializing product candidates from other research programs, which may fail in development or suffer delays that adversely affect their commercial viability.

●	We have only conducted preclinical studies and early clinical trials to date, and the outcome of preclinical testing and early clinical trials may not be predictive of the success of subsequent clinical trials, including in respect of demonstrating consistent or adequate efficacy and safety.

●	The design or our execution of our future clinical trials may not support marketing approval.

●	We have limited experience as a company in conducting clinical trials.

●	We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	We are highly dependent on various related parties as well as the principal members of our management and scientific and medical staff, including Dr. Dukes and Dr. Savchuk, but do not have key person insurance. The loss of such key personnel could have a material adverse effect on our business, results of operations and financial condition.

●	We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize product candidates.

●	If we and our licensors and collaborators, if any, are unable to obtain and maintain sufficient patent and other intellectual property protection for product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any of our current or future product candidates.

●	There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate.

●	We have identified material weaknesses in our internal control over financial reporting in the past. If our remediation of the material weaknesses is not effective, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business and the trading price of our common stock may decline.

●	Our common stock is not listed on a securities exchange and is not quoted on an over-the-counter trading system, and it may not ever be eligible for listing or quotation on any securities exchange or on a given over-the-counter trading system.

Risks Related to Our Business, Financial Position and Capital Requirements

We are very early in our development efforts, have a limited operating history, have not conducted any late-stage clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

We are a biopharmaceutical company with a limited operating history upon which investors can evaluate our business and prospects. Since our inception in 2020, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development activities, including with respect to lomonitinib, our pan-FLT3/IRAK4 inhibitor for the treatment of acute myeoloid leukemia, or AML. To date, we have not conducted any late-stage clinical trials, have no products approved for commercial sale and have not generated any revenue. Drug development is a highly uncertain undertaking that involves a substantial degree of risk.

We have not demonstrated our ability to successfully conduct any late-stage clinical trials, obtain marketing approvals, manufacture the clinical or commercial supply of drug product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by preclinical-stage biopharmaceutical companies in rapidly evolving fields. We also expect that, as we advance our product candidates and development programs, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. There can be no assurance that we will overcome such risks and difficulties or make such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer such that we may never generate revenue or achieve profitability.

There is no guarantee that the related party Eil license agreement or the related party Bala license agreement will positively affect our business, results of operations or prospects.

In October 2024, we entered into the Eil license agreement and the Bala license agreement. Pursuant to the Eil license agreement and the Bala license agreement, we obtained exclusive, perpetual, worldwide licensing rights for the development and future ownership of (i) lonitoclax, a BCL-2 inhibitor for the treatment of AML and CLL from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala.

The Eil license agreement and the Bala license agreement became effective in October 2024 when we issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually and the principal and accrued interest under each note are due and payable on demand at any time after October 17, 2026. Each such promissory note may be repaid without penalty. In addition, the two promissory notes each provide for customary events of default. Upon the payment in full of the applicable promissory note, Eil and Bala have each agreed to transfer to us all of the intellectual property rights covered by the Eil license agreement and the Bala license agreement, as the case may be.

Eil and Bala have respectively developed lonitoclax, a BCL-2 inhibitor, and a menin inhibitor, which may in the future be used by themselves or as combinations with each other or lomonitinib to treat acute myeloid leukemia or other cancers.

There can be no assurance that these license agreements and the transactions contemplated thereby will yield the return we expect or any return on investment at all. When Lomond entered into the Eil license agreement and the Bala license agreement, it had limited information about the drug candidates being developed by such companies. Moreover, drug development is a highly uncertain undertaking that involves a substantial degree of risk. In fact, neither Eil nor Bala has demonstrated the ability to successfully initiate and complete any clinical trials, obtain marketing approvals, manufacture the clinical or commercial supply of drug product or arrange for a third party to do so on its behalf, or conduct sales and marketing activities necessary for successful product commercialization. To date, Eil and Bala have only completed certain preclinical studies of their product candidates.

As a result of the foregoing, there is no guarantee that any action we take with respect to the Eil license agreement or the Bala license agreement will positively affect our business, results of operations or prospects. To the extent that we continue developing the products pursuant to such agreements, we would incur increased operating costs, which could materially adversely affect our business, results of operations and financial condition.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our common and convertible preferred stock, a promissory note from our former parent company and SAFEs. Our net loss was $17.1 million and $9.9 million for the years ended December 31, 2024 and 2023 respectively. As of December 31, 2024, we had an accumulated deficit of $38.8 million. We are still in the very early stages of development of our product candidates and development programs and have not yet initiated or completed any late-stage clinical trials. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover and develop additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, which we expect to increase as our development programs advance, and our ability to generate revenue. To the extent we develop the candidates licensed to us under the Eil license agreement and the Bala license agreement, our operating costs would also be increased. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidate and development programs, our ability to achieve and maintain profitability and the performance of our common stock.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve in a timely manner our objectives relating to the discovery, development and commercialization of our product candidates and development programs.

We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for many years, if ever. We rely on our team’s expertise and experience in biology, chemistry, drug discovery and translational research to develop our product candidate and development programs. Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval. In addition, any product candidates that we develop, if approved, may not achieve product sales or commercial success.

As such, our ability to generate revenue from sales of approved products and achieve profitability depends significantly on our ability to achieve several objectives, including:

●	successful and timely completion of our ongoing and planned preclinical studies of lomonitinib, lonitoclax, our development candidates from our other programs and any other future programs we may initiate or acquire;

●	timely submission and clearance of our investigational new drug, or IND, applications for lomonitinib, lonitoclax, or any other product candidate we may develop or license;

●	timely and satisfactory responses to any concerns or questions raised by the FDA in respect of any submitted INDs, including any concerns that could result in the imposition of any full or partial clinical holds;

●	establishing and maintaining relationships with contract research organizations, or CROs, and clinical trial sites for the clinical development of product candidates from any of our current programs and any other future programs both in the United States and internationally;

●	timely receipt of marketing approvals from regulatory authorities for product candidates for which we successfully complete clinical development;

●	developing an efficient and scalable manufacturing process for product candidates, including obtaining finished products that are appropriately packaged for sale, through manufacturing arrangements as necessary;

●	establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for product candidates, if approved;

●	successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

●	a continued acceptable safety profile following any marketing approval of product candidates;

●	acceptance of product candidates, if approved, by patients, the medical community and third-party payors;

●	satisfying any required post-marketing studies or other commitments to applicable regulatory authorities;

●	identifying, assessing and developing new product candidates;

●	obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;

●	defending against third-party interference or infringement claims, if any;

●	entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;

●	obtaining coverage and adequate reimbursement by third-party payors for product candidates, if approved;

●	addressing any competing therapies and technological and market developments; and

●	attracting, hiring and retaining qualified personnel.

See also “-Risks Related to the Discovery, Research and Development of Product Candidates.”

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis, and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would significantly decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

In the future, we will need substantial additional funding to complete the development and, if approved, any commercialization of product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of and initiate preclinical studies and clinical trials of product candidates. The development of product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital intensive and uncertain process that takes years to complete. Even if our current product candidate, lomonitinib, any of the product candidates we have licensed, including lonitoclax, or any additional product candidates that we may develop, license or acquire enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Furthermore, upon the consummation of the Merger, we became a public company and expect to incur additional costs associated with operating as a public company.

As of December 31, 2024, we had $28.4 million in cash and cash equivalents. Based on our current operating plan, we believe that our cash balance as of December 31, 2024 as well as proceeds received from Subsequent Closings in January and March 2025, will be sufficient to fund our operations and capital expenses for at least the next twelve months.

Advancing the development of lomonitinib, our licensed product candidates, including lonitoclax, and our other development programs will require a significant amount of capital. Our existing cash and cash equivalents, including the net proceeds from the Offering, will not be sufficient to fund our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidate and development programs. Our estimate as to how long we expect our existing cash and cash equivalents, together with the net proceeds from the Offering, to fund our operations is based on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect, particularly given that the design and outcome of our ongoing preclinical studies and anticipated preclinical studies and clinical trials are highly uncertain. Our future capital requirements will depend on many factors, including:

●	the scope, rate of progress, success and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our product candidate and our licensed product candidates;

●	the number and scope of clinical programs we decide to pursue;

●	the scope and costs of manufacturing development and commercial manufacturing activities for product candidates, if approved;

●	the extent to which we acquire or in-license other product candidates and technologies;

●	the timing and amount of any payments required to be made under the agreements governing acquired or in-licensed product candidates or technologies;

●	the cost, timing and outcome of regulatory review of product candidates;

●	the cost and timing of establishing sales and marketing capabilities, if any product candidate receives marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	external disruptions on our business, results of operations and financial position;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of product candidates;

●	the costs associated with being a public company; and

●	the cost associated with commercializing product candidates, if they receive marketing approval.

In addition, pursuant to the Subscription Agreement, we agreed that, subject to certain exceptions, we would not, without the prior written consent of a majority of the shares held by certain outside investors who participated in the Offering, take certain capital-raising actions for a period that would not end until the latest of (x) 180 days after the closing of the Offering, (y) the date on which a registration statement with respect to the resale of all of the shares issued in the Offering is declared effective and (z) the date on which the common stock is listed on a national securities exchange. Pursuant to such agreement, we also agreed that for the year following such period, we would not raise capital by entering into certain derivative transactions. We are currently ineligible to be listed on any national securities exchange, and there is no guarantee we ever will be eligible to do so. As a result, our ability to raise capital may be limited for the foreseeable future.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research or drug development programs, clinical trials or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders restrict our operations or require us to relinquish rights to our technologies or product candidates.

We will need to obtain substantial additional funding to complete the development and any commercialization of our product candidate and any additional product candidates that we may develop. Until such time, if ever, as we can generate substantial revenue, we will be required to obtain further funding through public or private equity financings, debt financings, collaborative agreements, licensing arrangements or other sources of financing, which may dilute our stockholders or restrict our operating activities. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current and future operating plans.

We do not have any committed external source of funds, and adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of product candidates.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to product candidates or grant licenses on terms that are not favorable to us.

Risks Related to the Discovery, Research and Development of Product Candidates

We are very early in our development efforts for and are substantially dependent on our FLT3/IRAK4 and BCL-2 inhibitor programs. If we are unable to advance lomonitinib, our lead product candidate from the FLT3/IRAK4 program, or lonitoclax, our lead product candidate from the BCL-2 inhibitor program licensed from Eil, or any of the products we have licensed from Bala, through preclinical and clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. In fact, we have submitted only one IND to the FDA with respect to our product candidate, lomonitinib, and only one IND has been submitted for lonitoclax, the product candidate we licensed from Eil. We have not yet demonstrated our ability to successfully initiate or conduct any late-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization.

As such, our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful preclinical and clinical development and eventual commercialization of one or more product candidates, such as lomonitinib and lonitoclax, any of the product candidates we have licensed or a development candidate from another program that we develop, license or acquire. The success of our programs will depend on several factors, including the following:

●	successful and timely completion of preclinical studies;

●	timely submission and clearance of INDs for our anticipated clinical trials;

●	successful initiation of clinical trials;

●	successful and timely study subject selection and enrollment in and completion of clinical trials;

●	maintaining and establishing relationships with CROs and clinical trial sites for the clinical development of product candidates both in the United States and internationally;

●	the frequency and severity of adverse events in clinical trials;

●	demonstrating efficacy, safety and tolerability profiles that are satisfactory to the FDA or any comparable foreign regulatory authorities for marketing approval;

●	the timely receipt of marketing approvals from FDA and any comparable foreign regulatory authorities;

●	the extent of any required post-marketing studies or other post-approval commitments to applicable regulatory authorities;

●	the timely identification, development and approval of companion diagnostic tests, if required;

●	the establishment and maintenance of supply arrangements with third-party drug product suppliers and manufacturers for clinical development and, if approved, commercialization of product candidates;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, and the protection of our other intellectual property rights, both in the United States and internationally;

●	the availability of an approved product for evaluation as a combination therapy;

●	successful commercialization following the receipt of any marketing approval;

●	a continued acceptable safety profile following any marketing approval;

●	acceptance of our products, if approved, by patients, the medical community and third-party payors; and

●	our ability to compete with other therapies, including our ability to differentiate any product for which we receive marketing approval against other approved products within the same class of drugs.

We do not have complete control over many of these factors, including certain aspects of preclinical and clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from our development programs, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.

In addition to our lead candidates, lomonitinib and lonitoclax, our business depends in part upon discovering, licensing or acquiring, developing and commercializing product candidates from other research programs, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, license or acquire, develop, obtain regulatory approval for and commercialize product candidates from research programs other than our FLT3/IRAK4 and BCL-2 inhibitor programs and our lead candidates from each program, lomonitinib and lonitoclax, respectively.

In addition to lomonitinib and lonitoclax, which is licensed by Eil, we currently have licensed the rights to a series of menin inhibitors from Bala. Research programs to identify new product candidates require substantial technical, financial and human resources.

While the results of preclinical studies have suggested that lomonitinib and the programs licensed from Eil and Bala may have the ability to treat AML and certain other diseases, none of us, Eil and Bala has yet succeeded and we, Eil and Bala may not succeed in demonstrating efficacy and safety of lomonitinib or any other development programs in clinical trials or in obtaining marketing approval thereafter. If our approach to the discovery and design of product candidates does not lead to the development of product candidates that prove to be effective and safe for the targeted indication, we may never generate the necessary data or results required to obtain marketing approval.

Even if identified, a development candidate can unexpectedly fail at any stage of development. The historical failure rate for development candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The success of other development candidates we may acquire or develop will depend on many factors, including those described throughout “-Risks Related to the Discovery, Research and Development of Product Candidates”.

Even if we successfully advance any development candidates into preclinical and clinical development, their success will be subject to all of the preclinical, clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, there can be no assurance that we will ever be able to acquire or discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from product candidates from any research programs.

Our preclinical studies and any clinical trials that we may commence may fail at any time, and because our only product candidates, including the ones we licensed from Eil and Bala, are in a very early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that such product candidates are both safe and effective for use in each target indication. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete, and its ultimate outcome is uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our only product candidate and other programs are in a very early stage of development, there is a high risk of failure and we may never succeed in developing products that receive marketing approval.

The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	failure of product candidates in preclinical studies or clinical trials to demonstrate safety and efficacy;

●	delays with IND-enabling studies or in analyzing the data collected from any completed clinical trials;

●	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain research and/or drug development programs;

●	the number of study subjects required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated;

●	subjects choosing an alternative treatment or other product candidates, or participating in competing clinical trials;

●	lack of adequate funding to continue the clinical trial;

●	subjects experiencing severe or unexpected drug-related adverse effects;

●	any interruptions or delays in the supply of product candidates for our clinical trials;

●	a facility manufacturing product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

●	any changes to the manufacturing process of product candidates that may be necessary or desired;

●	any failure or delay in reaching an agreement with CROs and clinical trial sites;

●	clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other comparable foreign regulatory authorities for violations of applicable regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;

●	one or more institutional review boards, or IRBs, refusing to approve, suspending or terminating the trial at a clinical trial site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or

●	changes in regulatory requirements and policies, which may require us to amend clinical trial protocols to comply with these changes and resubmit our clinical trial protocols to IRBs for reexamination.

If we are required to conduct additional preclinical studies, clinical trials or other testing of product candidates beyond those that are contemplated, if we are unable to successfully complete preclinical studies or clinical trials of product candidates or other testing in a timely manner, if the results of these studies, trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining marketing approval, if we receive such approval at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

The deployment of artificial intelligence in our efforts to discover and develop product candidates, could adversely affect our business, reputation, or financial results.

We integrate artificial intelligence and machine learning, or AI, in our efforts to discover and engineer next-generation antibodies. We are utilizing a platform offered by Expert Systems, Inc., or Expert Systems, which is powered by AI and machine learning, or AI/ML, to choose molecular mechanisms of pathology and to rationally design, accelerate discovery and optimize development of potential therapies. Expert Systems leverages large language models (LLMs) to support this process. AI may be difficult to deploy successfully due to operational issues inherent in such methods. In particular, AI algorithms utilize machine learning and predictive analytics which may lead to flawed, biased, and inaccurate results, which could lead to ineffective product or target candidates and exposure to competitive and reputational harm. In addition, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause regulators’ or the public’s confidence in AI to be undermined, which could impede our ability to develop products using AI. In addition, any latency, disruption, or failure in our AI operations or infrastructure could result in failures, delays or errors in our discovery and development of next-generation antibodies or other investigational products. Developing, testing, and deploying resource-intensive AI systems may also require additional investment and increase our costs, and there is no guarantee that our investment in such systems will lead to more effective or efficient discovery or development of antibodies or other investigational products, or lead to eventual regulatory approval or commercialization of any new products.

We have only conducted preclinical studies and early clinical trials to date, and the outcome of preclinical testing and early clinical trials may not be predictive of the success of subsequent clinical trials, including in respect of demonstrating consistent or adequate efficacy and safety.

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidate and any additional product candidates that we may develop, license or acquire are safe and effective for use in a defined population before we can seek marketing approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. We do not know whether any preclinical studies or clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain approval to market any product candidates.

The results of preclinical studies may not be predictive of the results of clinical trials of product candidates. Although product candidates may demonstrate promising results in preclinical studies, they may not prove to be safe or effective in subsequent clinical trials. Favorable results from certain animal studies may not accurately predict the results of other animal studies or of human trials due to the inherent biologic differences in species, the differences between testing conditions in animal studies and human trials, and the particular goals, purposes and designs of the relevant studies and trials.

Moreover, the results of preclinical studies and any early clinical trials we complete may not be predictive of the results of later-stage clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, notwithstanding promising results in earlier trials. Clinical trial failure, including with respect to achieving the desired safety and efficacy profile, and the failure to obtain regulatory approval may result from a multitude of factors, including those described under “-Risks Related to the Discovery, Research and Development of Product Candidates-The design or our execution of our future clinical trials may not support marketing approval.” In particular, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. See “-Risks Related to the Discovery, Research and Development of Product Candidates-Product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.”

The development and regulatory approval of product candidates may also be impacted by inferences, whether correct or not, that are drawn between the success or failure of preclinical studies or clinical trials of our competitors or other companies in the pharmaceutical and biotechnology industries, in addition to our own preclinical studies and clinical trials.

If the results of our ongoing or future preclinical studies and any future clinical trials are inconclusive with respect to the safety and efficacy of product candidates, if we do not meet the clinical endpoints with statistical or clinically meaningful significance, or if there are safety concerns associated with product candidates or those of our competitors, we may be prevented or delayed in obtaining marketing approval for product candidates.

The design or our execution of our future clinical trials may not support marketing approval.

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well-advanced and significant resources have been expended.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Assessments of safety and efficacy can therefore vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. As a result, we do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidate and any additional product candidates that we may develop. See “-Risks Related to the Discovery, Research and Development of Product Candidates-Product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.”

Additionally, even if the FDA or a comparable foreign regulatory authority agrees with the design and implementation of the clinical trials set forth in an IND or comparable foreign regulatory submission, there is no guarantee such regulatory authority will not change its requirements in the future. The FDA and comparable foreign regulatory authorities have substantial discretion in the product approval process and in determining when or whether to approve product candidates. For example, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Moreover, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do. Regulators may require us to conduct additional clinical trials or preclinical studies due to negative or inconclusive results. Any changes in requirements for the approval of product candidates made by these regulatory authorities may occur even after they have reviewed and provided comments or advice on a protocol for a planned clinical trial, including a registrational trial, and irrespective of whether product candidates achieve their primary endpoints in such trials.

Any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request, or with other limitations, or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of product candidates, if approved.

We have limited experience as a company in conducting clinical trials.

Although many of our personnel have experience in clinical development and manufacturing at other companies, we have limited experience as a company in conducting clinical trials. Moreover, we do not currently operate our own laboratory facilities, and we rely completely on the services of independent contractors and consultants to conduct our preclinical studies. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies will be completed on time or that our planned or anticipated preclinical studies and clinical trials will begin or be completed on time, if at all. Human clinical trials require significant additional financial and management resources and reliance on third-party investigators and collaborators, such as medical institutions, CROs, clinical trial sites, contract manufacturing organizations, or CMOs, and potentially strategic collaborators. Although we have succeeded in identifying third-party investigators and collaborators to date, we may in the future be unable to identify and contract with sufficient third parties, or on terms that are acceptable to us. See “-Risks Related to Our Reliance on Third Parties-We rely on third parties to conduct our preclinical studies, and rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.”

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial, managerial and research and development resources, we must prioritize our research programs and will need to focus product candidates on the potential treatment of certain indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may also relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

The pharmaceutical and biotechnology industries, particularly the field of oncology, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We have competitors in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. For example, several biopharmaceutical companies, including Beigene, Ltd, Curis, Inc., Aptose Biosciences Inc., Biomea Fusion, Inc. or PharsoBio, Ryvu Therapeutics S.A., Ellipses Pharma Limited, Sunshine Lake Co., Ltd, AROG Pharmaceuticals, Inc., Nerviana, A.Menarini Industrie Farmaceutiche Riunite S.r.l., Fujifilm Corporation, Maxinovel Co., Ltd., LaNova Medicines Ltd., Beijing Novruns, Tarapeutics, Haihe Biopharma Co., Ltd., Oscotec Inc., Shanghai Fosun Pharmaceutical Co., Ltd., and Tyligand Bioscience (Shanghai) Limited, are also developing FLT3 inhibitors for the treatment of AML.

Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidate. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. There are several approved therapies for the treatment of conditions for which we are attempting or may attempt to develop product candidates. In addition, we believe that a significant number of product candidates are currently under development, and may become commercially available in the future. We also compete to recruit and retain qualified scientific and management personnel, which could negatively affect our level of expertise and our ability to execute our business plan. As a result, our potential commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects or are more convenient than any products that we may develop.

For example, with respect to one of our lead product candidates, lomonitinib, there are several large pharmaceutical companies and biotechnology companies marketing drugs for the treatment of AML, including Astellas Pharma Inc., Novartis AG and Daiichi Sankyo, Inc.

Our potential commercial opportunity could also be reduced or eliminated if our competitors develop products that obtain marketing approval from the FDA or other comparable foreign regulatory authorities for their products more rapidly than we do. Likewise, our competitors may commercialize products that have a broader label, are marketed more effectively, are more widely reimbursed or are less expensive than any products that we may develop. Any of these could result in our competitors establishing a strong market position before we are able to enter the market or make our development and commercialization more complicated. For example, we will face competition in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs, which may delay or prevent the development of product candidates. Further, our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize product candidates. Even if our current product candidate or any other product candidates we may develop achieves marketing approval, technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical. Our product candidate and any other product candidates we may develop may also be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biopharmaceutical product candidates. These companies also have significantly greater research and marketing capabilities than we do and may also have product candidates that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make product candidates that we develop obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs.

We also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or other specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any product candidates that we successfully introduce to the market may pose challenges. Additionally, product candidates may need to compete with drugs physicians use off-label to treat the indications for which we seek approval. This may make it difficult for us to replace existing therapies with our product candidate and any additional product candidates that we may develop. Moreover, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as product candidates progress through clinical development.

If we are unable to compete effectively, our opportunity to generate revenue from the sale of any product candidates we may develop, if approved, could be adversely affected.

Interim, topline and preliminary data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials. These updates are based on a preliminary analysis of then-available data. These data should be viewed with caution as they may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Certain data may also be subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.

Further, regulatory agencies and others, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular program, the likelihood of obtaining regulatory approval of the particular product candidate, commercialization of any approved product and the business prospects of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or trial is typically selected from a more extensive amount of available information. Investors may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business.

If the preliminary, interim or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, any product candidates may be harmed.

Product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.

We, the FDA or other comparable foreign regulatory authorities or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable safety risks or adverse side effects. For example, some potential therapeutics that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development.

While we have not yet conducted late-stage clinical trials for our product candidates, it is likely that there will be side effects associated with their use and the use of any additional product candidates that we may develop, as is typically the case with oncology drugs. Results of our studies or trials could reveal a high and unacceptable severity and prevalence of these or other side effects or adverse events. In addition, product candidates may be studied in combination with other therapies, which may exacerbate adverse events associated with the therapy. Patients treated with product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to product candidates but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. For example, it is expected that some of the patients to be enrolled in our future clinical trials will die or experience major clinical events either during the course of our clinical trials or after participating in such trials for non-treatment related reasons. Moreover, product candidates may be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies.

If product candidates are associated with undesirable side effects or have unexpected characteristics in preclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Drug-related side effects could also result in potential product liability claims.

Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Further, if product candidates obtain marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates and any additional product candidates that we may develop will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

Any of these occurrences may prevent us from obtaining or maintaining regulatory approvals or achieving or maintaining market acceptance of the affected product candidate and, accordingly, may harm our business, financial condition and prospects significantly.

If we encounter difficulties enrolling study subjects in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.

Identifying and qualifying study subjects to participate in clinical trials of product candidates is critical to our success. The timing of initiation and completion of our clinical trials depends in part on the speed at which we can recruit study subjects to participate in testing product candidates. We may not be able to initiate or continue clinical trials for product candidates if we are unable to locate and enroll a sufficient number of eligible study subjects to participate in these clinical trials to their conclusion as required by the FDA or other comparable foreign regulatory authorities.

Study subjects enrollment for clinical trials and the ability to initiate or continue clinical trials for product candidates may be affected by many factors, including:

●	size and nature of the patient population;

●	severity of the disease under investigation;

●	availability and efficacy of approved drugs for the disease under investigation;

●	study subject eligibility criteria for the trial in question as defined in the clinical trial protocol;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;

●	invasive procedures required to enroll patients and to obtain evidence of the product candidate’s performance during the clinical trial;

●	study subject referral practices of physicians;

●	ability to monitor patients adequately during and after treatment, including through any follow-up periods;

●	ability to recruit clinical trial investigators of appropriate competencies and experience;

●	negative results that we may report in clinical trials of product candidates, which may make it difficult or impossible to recruit and retain subjects in other clinical trials of that same product candidate;

●	ability to obtain and maintain study subject consents; and

●	risk that study subjects enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and potential future product candidates. This competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for product candidates or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of product candidates, if at all, thereby jeopardize our ability to obtain regulatory approval and the commercialization of product candidates.

Changes in methods of product candidate formulation may result in additional costs or delay.

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we may introduce an alternative formulation of one or more product candidates during the course of our clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause product candidates to perform differently and affect the results of clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of product candidates and jeopardize our ability to commercialize product candidates, if approved.

Risks Related to the Manufacturing, Commercialization and Marketing of Product Candidates

We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

We have never commercialized a product candidate as a company. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party. We may also license certain rights with respect to product candidates to collaborators, and, if so, we will rely on the assistance and guidance of those collaborators.

Factors that may affect our ability to commercialize product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws, and other unforeseen costs associated with creating an independent sales and marketing organization.

Establishing an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize product candidates will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could adversely impact the commercialization of any product candidates that we obtain approval to market if we do not have arrangements in place with third parties to provide such services on our behalf. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to enter into such arrangements when needed, on acceptable terms or at all, we may not be able to successfully commercialize any product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are unable to successfully commercialize our approved product candidates, either on our own or through collaborations with one or more third parties, our future revenue will suffer, and we may incur significant additional losses.

The manufacture of drugs is complex, and our third-party manufacturers may encounter difficulties in production, which may delay or prevent our ability to provide adequate supply of product candidates for clinical trials or our products for patients, if approved.

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our third-party manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. See “-Risks Related to Our Reliance on Third Parties-We contract with third parties for the manufacture of our only product candidate for preclinical studies and expect to continue to do so for additional preclinical studies, anticipated clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

The market opportunities for any product candidates we develop, if approved, may be limited to certain smaller patient subsets and may be smaller than we estimate them to be.

When cancer is detected early (referred to as localized disease), conventional treatments, which include chemotherapy, hormone therapy, surgery and radiation therapy and/or selected targeted therapies, may be adequate to cure the patient in many cases. However, if cancer has spread to other areas (advanced or metastatic disease), initial cancer treatments may not be sufficient and other cancer therapies may be considered. Cancer therapies are sometimes characterized by line of therapy (for example, first-, second-, third-, fourth- or fifth-line). The FDA and other comparable foreign regulatory authorities often approve cancer therapies for a particular line of treatment. Typically, drug approvals are initially granted for use in later lines of treatment. With additional evidence of significant efficacy and safety from clinical trials, pharmaceutical and biotechnology companies can seek, and sometimes gain, approval for use in earlier lines of treatment.

We plan to initially seek approval of our product candidates and, in most instances, any additional product candidates that we may develop, license or acquire where prior therapies have had limited clinical benefit or lost their effectiveness. For those product candidates that prove to be sufficiently safe and effective, if any, we would expect to seek approval as earlier lines of therapy. For example, our initial registration strategy with respect to lomonitinib will focus on relapsed and refractory AML, or R/R AML, where there is currently no available therapy and therefore a significant unmet medical need. There is no guarantee that lomonitinib, our licensed product candidates, including lonitoclax, or any product candidates we may develop in the future, even if approved in later lines of therapy, would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

Our projections of both the number of people who have AML, MDS, CLL and the cancers we may target in the future, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, which could include scientific literature, surveys of clinics or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the cancers that we are targeting. The potentially addressable patient population for product candidates may be limited or may not be amenable to treatment with product candidates, particularly if product candidates are only approved for later lines of treatment. Consequently, even if product candidates are approved, the number of patients that may be eligible for treatment with product candidates may turn out to be much lower than expected. In addition, we have not conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.

Product candidates, if approved, may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if product candidates ultimately receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any product candidates that may be approved in the future will depend on a number of factors, including:

●	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;

●	the timing of market introduction of the product candidate, if approved, as well as competitive products;

●	the indications for which a product candidate is approved;

●	restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a risk evaluation and mitigation strategy, or REMS, if any, which may not be required of alternative treatments and competitor products;

●	the potential and perceived advantages of product candidates over alternative treatments;

●	the cost of product candidates, if approved, in relation to alternative treatments;

●	the availability of coverage and adequate reimbursement by third-party payors, including government authorities;

●	the availability of an approved product for evaluation as a combination therapy;

●	relative convenience and ease of administration;

●	the willingness of the target patient population to try new therapies and undergo required diagnostic screening to determine treatment eligibility and of physicians to prescribe these therapies and diagnostic tests;

●	the effectiveness of sales and marketing efforts;

●	unfavorable publicity relating to product candidates; and

●	the approval of other new therapies for the same indications.

If any product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate, and our financial results could be negatively impacted.

Lomonitinib, our licensed product candidates, including lonitoclax, and any product candidates we develop, license or acquire may become subject to unfavorable third-party coverage and reimbursement practices.

The availability and extent of coverage and adequate reimbursement by third-party payors, including government health care programs, private health insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of such product candidates will be covered and reimbursed by third-party payors. If coverage is not available, or is available only in limited circumstances, we may not be able to successfully commercialize product candidates.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is (1) a covered benefit under its health plan; (2) safe, effective and medically necessary; (3) appropriate for the specific patient; (4) cost-effective; and (5) neither experimental nor investigational. For example, in order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. Additionally, eligibility for coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services.

Moreover, in the United States, principal decisions about Medicare reimbursement for new products are typically made by or on behalf of the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS and regional contractors responsible for administering the Medicare program decide whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow these decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not ensure that other payors will also provide coverage for the product candidate. No uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process may require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be available consistently or obtained in the first instance. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

Third-party payors are increasingly examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the cost effectiveness of our products. Notwithstanding the results of these studies, product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. Further, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for product candidates, if approved.

If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Any of these could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Downward pressure on healthcare costs may negatively affect the coverage and pricing of product candidates.

The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. Legislative or regulatory requirements related to pricing and reimbursement may limit our ability to recoup our investment in one or more product candidates and therefore affect such product candidate’s commercial viability, if approved. Moreover, third-party payors are increasingly requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We expect to experience pricing pressures in connection with the commercialization of any product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

As federal and state governments implement additional health care cost containment measures, including measures related to prescription drug pricing or reimbursement, we cannot be sure that product candidates, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Moreover, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors or other changes such as relaxation of restrictions on imports of drugs from countries where they may be sold at lower prices than in the United States. These and other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see “-We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”

Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls as part of national health systems and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics, such as our product candidate and any additional product candidates that we may develop. For example, to obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Prescription pharmaceutical pricing may also remain subject to continuing governmental control even after initial approval is granted. Some countries that allow companies to fix their own prices for products continue to monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for product candidates. Additionally, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods. Accordingly, in markets outside the United States, the pricing and reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

A variety of risks associated with marketing product candidates internationally could materially adversely affect our business.

We may seek regulatory approval of product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements and reimbursement regimes in foreign countries, such as the lack of pathways for accelerated drug approval, may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the United States;

●	foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials or our interpretation of data from nonclinical studies or clinical trials;

●	approval policies or regulations of foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;

●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with legal requirements applicable to privacy, data protection, information security and other matters;

●	compliance with tax, employment, immigration and labor laws for any employee living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

●	difficulties staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes and government payors in foreign countries;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential liability under the Foreign Corrupt Practices Act or comparable foreign regulations;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not recognize and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geo-political actions, including war, terrorism and the outbreak of other hostilities, trade policies, treaties and tariffs.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations, our product development efforts or our potential clinical trials.

Risks Related to Regulatory Approval Process and Other Healthcare Compliance Matters

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize product candidates.

We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval.

Product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be approved for marketing. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

Moreover, the standards that the FDA and its foreign counterparts use when evaluating clinical trial data can, and often do, change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in applicable FDA or any other regulatory policy during the period of drug development, clinical trials and regulatory review and approval. Accordingly, the time required to obtain approvals from the FDA or any other regulatory authorities is unpredictable and will take many years, depending upon the type, complexity and novelty of the product candidate. We cannot provide any assurance that any of our current or future product candidate will progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

Regulatory authorities have substantial discretion in the approval process. Applications for product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;

●	the FDA or other comparable foreign regulatory authorities may determine that product candidates are not safe and effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

●	the FDA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data;

●	we may be unable to demonstrate to the FDA or other comparable foreign regulatory authorities that our product candidate’s risk-benefit ratio for its proposed indication is acceptable;

●	the FDA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be approved for a narrower patient population than we originally requested or subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS as part of approving an NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

There are also numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

We may develop our current or future product candidates in combination with other therapies, which would expose us to additional risks.

We may develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for product candidates or our own products being removed from the market or being less successful commercially.

We may also evaluate our current or future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or other comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or other comparable foreign regulatory authorities do not approve or withdraw their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any of our current or future product candidates, we may be unable to obtain approval of or successfully market any one or all of the current or future product candidates we develop. Additionally, if the third-party providers of therapies or therapies in development used in combination with our current or future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our current or future product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

The FDA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We anticipate we will conduct clinical trials of our product candidate and any additional product candidates that we may develop both in and outside the United States. The acceptance of study data by the FDA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA or other comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to governmental approval.

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any collaborator fails to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our potential product candidates will be harmed.

Even if product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for product candidates will require the submission of reports to regulatory authorities and on-going surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements and regulatory inspection. In addition, if the FDA or other comparable foreign regulatory authorities approve product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other comparable foreign regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

Later discovery of previously unknown problems with any approved candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

●	delays in or the rejection of product approvals;

●	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

●	restrictions on the products, manufacturers or manufacturing process;

●	warning or untitled letters;

●	civil and criminal penalties;

●	injunctions;

●	suspension or withdrawal of regulatory approvals;

●	product seizures, detentions or import bans;

●	voluntary or mandatory product recalls and publicity requirements;

●	total or partial suspension of production;

●	imposition of restrictions on operations, including costly new manufacturing requirements;

●	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;

●	imposition of a REMS, which may include distribution or use restrictions; and

●	requirements to conduct additional post-market clinical trials to assess the safety of the product.

The FDA and any other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. The occurrence of any event or penalty described above may inhibit our ability to commercialize product candidates, if approved, and generate revenue from sales of approved products.

The FDA and other comparable foreign regulatory agencies actively enforce the laws and regulations governing advertising and promotion, including those prohibiting the promotion of off-label uses.

The FDA and other comparable foreign regulatory agencies strictly regulate the promotion and advertisement of prescription products, such as our products, if approved. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory agencies. While physicians may prescribe products for off-label uses, the FDA and any other regulatory agencies actively enforce laws and regulations that prohibit the promotion of off-label uses by manufacturers, including promotional communications made by companies’ sales force with respect to off-label uses that are not consistent with the approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The U.S. federal government and state governments have also required that drug manufacturers enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA or other comparable foreign regulatory authority to obtain approval of a companion diagnostic test in connection with approval of any product candidates or a group of therapeutic products, and we do not obtain or we face delays in developing and obtaining approval of a diagnostic test, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

If we are required by the FDA or other comparable foreign regulatory authority to obtain approval of a companion diagnostic test in connection with approval of any product candidates, such companion diagnostic test would be used during our more advanced phase clinical trials as well as in connection with the commercialization of product candidates. Companion diagnostics are regulated as medical devices by FDA and, unless an exemption applies, require premarket clearance or approval by FDA. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, or 510(k), and approval of a premarket approval application, or PMA. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is approved. To date, the FDA has required PMA approval of all companion diagnostic tests for cancer therapies. Various foreign regulatory authorities, including the EMA in Europe, also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of our current diagnostics and any future diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA or other comparable foreign regulatory authority requires approval of a companion diagnostic for any product candidates, whether before or concurrently with approval of the product candidate, we and our collaborators, may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could cause or contribute to delayed enrollment of our clinical trials, may prevent us from initiating a pivotal trial or may delay or prevent approval or continued marketing of our related product candidates.

Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. We will continue to evaluate the impact of this guidance on our companion diagnostic development and strategy. This guidance and future issuances from the FDA and other comparable foreign regulatory authorities may impact our development of a companion diagnostic for product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader labeling claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

To be successful in developing, validating, obtaining approval of and commercializing a companion diagnostic, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. We have no prior experience with medical device or diagnostic test development. If we choose to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of product candidates.

If we are unable to successfully develop companion diagnostics for product candidates, or experience delays in doing so, the development of product candidates may be adversely affected, product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed.

Even if we seek and receive accelerated approval from the FDA or other comparable foreign regulatory authorities, the FDA or such other comparable foreign regulatory authorities may seek to withdraw accelerated approval in certain circumstances.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more product candidates from the FDA or other comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval, we will seek feedback from the FDA or other comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA or other comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (for example, Fast Track designation, Breakthrough Therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We may seek Fast Track designation from the FDA for one or more product candidates. Even if one or more product candidates receive Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any product candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Fast Track designation is within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for this designation, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if any product candidate qualifies for Fast Track designation, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

A Breakthrough Therapy designation by the FDA, even if granted for any product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that product candidates will receive marketing approval.

We may seek Breakthrough Therapy designation for one or more of our current or future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

Designation as a Breakthrough Therapy is largely within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification and revoke the designation.

We may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for product candidates and, even if we do, that exclusivity may not prevent the FDA or other comparable foreign regulatory authorities, from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee exemptions. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances. The applicable exclusivity period is 10 years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

There can be no assurances that we will be able to obtain orphan designations for product candidates. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review.

We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

In March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Certain provisions have been subject to judicial and Congressional challenges, as well as efforts by a past U.S. presidential administration to repeal or replace certain aspects of the ACA. The Tax Cuts and Jobs Act of 2017, or the TCJA, for example, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The ACA has been challenged numerous times in various court cases, including challenges before the U.S. Supreme Court. In the most recent case (decided in June 2021) the Supreme Court held that the individual plaintiffs and states lacked standing to challenge the constitutionality of the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included reductions of Medicare payments to providers of up to 2%, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken (including, for example, the temporary suspension due to the COVID-19 pandemic). Additionally, in January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Most recently, on August 16, 2022, former President Biden signed the Inflation Reduction Act, or the IRA which provides for (i) the government to set or negotiate prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs, and (iii) Medicare Part D redesign which replaces the current coverage gap provisions and establishes a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, with manufacturers being responsible for 10% of costs up to the $2,000 cap and 20% after that cap is reached. Implementation of the IRA is expected to be carried out through upcoming actions by regulatory authorities, the outcome of which is uncertain.

It is possible that new laws that would result in additional reductions in Medicare and other healthcare funding, may be enacted, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in numerous Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, during his first administration, President Trump used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. It is unclear whether the current Trump administration will pursue similar or other policy initiatives, for example related to an independent review board or other mechanisms that would impact drug pricing and reimbursement. On March 11, 2021, former President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, at the state level, individual states have increasingly proposed or adopted legislation and regulations related to pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future. Such reform measures may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We are, however, unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the new presidential administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for product candidates, if we obtain regulatory approval;

●	our ability to set a price that we believe is fair for our products;

●	our ability to obtain coverage and reimbursement for a product;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

Inadequate funding for the FDA and other U.S. government agencies or other comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other U.S. government agencies or other comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result.

In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities.

Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates, and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Disruptions at the FDA and other comparable foreign regulatory authority may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting business as usual or conducting inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We and our third-party business partners may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could each have a material and adverse impact on us.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute product candidates for which we obtain marketing approval.

The laws that may affect our ability to operate include, but are not limited to: (i) the federal Anti-Kickback Statute; (ii) federal civil and criminal false claims law; (iii) the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, relating to schemes to defraud any healthcare benefit program; (iv) HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization; (v) the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, relating to reporting obligations to HHS in respect of information related to payments or other transfers of value made to physicians and teaching hospitals; (vi) federal consumer protection and unfair competition laws; and (vii) analogous state and foreign laws and regulations. See “Business-Government Regulation-Healthcare Laws.”

Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Ensuring that our business arrangements with third parties comply with applicable healthcare and data privacy laws and regulations, as well as responding to investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private actions brought by individual whistleblowers in the name of the government, exclusion, debarment or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

Any of our employees that we may hire, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that any of our employees that we may hire, independent contractors, consultants, collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the Federal Food, Drug and Cosmetic Act, FDA regulations or those of comparable foreign regulatory authorities, (2) cGMP, (3) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, (4) sexual harassment and other workplace misconduct, or (5) laws that require the true, complete and accurate reporting of financial information or data. In particular, research, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

We plan to adopt a code of conduct, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Business

Our success is highly dependent on our ability to attract, hire and retain highly skilled executive officers, and we rely and will continue to rely on our services agreement with Abet Solutions.

We currently have a small team focused on research and development of small-molecule inhibitors. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, including Dr. Dukes and Dr. Savchuk. We have historically relied on our services agreement with Eil, which we replaced with our services agreement with Abet Solutions in connection with the Merger. We rely and will continue to rely on our consulting agreements with Dr. Dukes and Dr. Savchuk and on our services agreement with Abet Solutions to support our operations. The loss of services from our consultants, our executive officers or Abet Solutions could be detrimental to us if we cannot recruit suitable replacements in a timely manner. In particular, our research and development approach was developed over years of our team’s experience in developing approved therapeutics at other pharmaceutical companies. The loss of any of these personnel could result in delays in our product development efforts and have a material adverse effect on our financial condition, results of operations and prospects.

Moreover, if we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many of the pharmaceutical and biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide higher compensation, more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize product candidates will be limited and the potential for successfully growing our business will be harmed.

In addition, we do not have key person insurance on any employees or key personnel, including Dr. Dukes and Dr. Savchuk, and the loss of such key personnel could have a material adverse effect on our business, results of operations and financial condition.

We are highly dependent on the services of Dr. Iain Dukes and Dr. Nikolay Savchuk.

We are highly dependent on the services of Dr. Dukes and Dr. Savchuk as our executive officers who serve the Company as consultants. Although each spends significant time with the Company and is highly active in our management, they do not devote their full time and attention to the Company and instead also dedicated time to varying degrees to Eilean Therapeutics, LLC and its other portfolio companies.

Certain of our officers may have actual or potential conflicts of interest because of their equity interests in or positions with other entities.

Dr. Dukes and Dr. Savchuk hold current or former positions with or equity interests in certain affiliated and unaffiliated entities of the Company which could create, or appear to create, potential conflicts of interest if the Company and such entities face decisions that could have implications for both the Company and such entities or in connection with the allocation of such officers’ time between the Company and such entities.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

Immediately after the closing of the Merger, we had two consultants and rely on our services agreement with Abet Solutions to support our operations. In order to successfully implement our development and clinical trial plans and strategies, and as we transition into operating as a public company, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, retaining and motivating our current service providers and any additional employees;

●	managing our internal development efforts effectively, including the preclinical, clinical, FDA and other comparable foreign regulatory agencies’ review process for our FLT3/IRAK4 inhibitor program, our in-licensed programs or other programs we may develop, license or acquire, while complying with any contractual obligations to contractors and other third parties;

●	managing increasing operational and managerial complexity; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize product candidates developed from our current and future programs will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on Abet Solutions and certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development, manufacturing and regulatory approval. In particular, we do not currently operate our own laboratory facilities, and we rely completely on the services of independent contractors and consultants for the conduct of preclinical studies. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for any product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees, receiving adequate support from Abet Solutions under our services agreement and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize lomonitinib or lonitoclax, or any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a public company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase its operating costs in future periods.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Exchange Act, the other rules and regulations of the SEC relating to public companies and expect to be subject to the rules and regulations of the OTCQB. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

In addition, as a public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or collaborators, may fail or suffer actual or suspected security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations, and potentially significant delays in our delivery to market.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party CROs, other contractors (including sites performing our anticipated clinical trials) and consultants who have access to our confidential information. Our internal information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems arising after the COVID-19 pandemic, could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (for example, cloud), and those of our third-party CROs, other contractors and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic generally increased the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage.

We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. While we have not experienced any such system failure, accident or security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party CROs, other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition.

For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, other contractors and consultants, it could result in a material disruption of our programs and the development of product candidates could be delayed. In addition, the loss of data from preclinical studies or clinical trial data could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information). Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to financial exposure related to investigation of the incident (including cost of forensic examinations), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information (including under HIPAA), which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Moreover, if the information technology systems of our third-party CROs, other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in or, failure or security breach of our systems or third-party systems where information important to our business operations or commercial development is stored. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Accordingly, significant breakdowns or breaches in systems or other cyber incidents that cause loss, destruction, unavailability, alteration or dissemination of, or damage to, our data could have a material adverse effect upon our reputation, business, operations or financial condition.

Our business entails a significant risk of product liability and if we are unable to obtain sufficient insurance coverage such inability could have an adverse effect on our business and financial condition.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an investigation by the FDA or any other regulatory authority of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA or any other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing product candidates into clinical trials or marketing any product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

The amount of our future losses is uncertain and our quarterly operating results may fluctuate significantly, which will make our future results difficult to predict and may cause our results to fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and success or failure of preclinical studies and clinical trials for product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

●	our ability to obtain marketing approval for product candidates, and the timing and scope of any such approvals we may receive;

●	the timing and cost of, and level of investment in, research and development activities relating to product candidates, which may change from time to time;

●	the amount and timing of unforeseen expenses;

●	the cost of manufacturing product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

●	our ability to attract, hire and retain qualified personnel;

●	expenditures that we will or may incur to develop additional product candidates;

●	the level of demand for product candidates should they receive approval, which may vary significantly;

●	the risk/benefit profile, cost and reimbursement policies with respect to product candidates, if approved, and existing and potential future therapeutics that compete with product candidates;

●	the changing and volatile U.S. and global economic environments, including the impact of inflation, instability in the banking sector, war or the outbreak of other hostilities; and

●	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We may not be able to utilize a significant portion of our net operating loss carryforwards.

We have generated, and expect to continue to generate in the future, significant federal and state net operating loss, or NOL, carryforwards. At December 31, 2024, we had federal and state NOL carryforwards of approximately $13.8 million and $6.8 million, respectively, which may be available to offset future taxable income. We do not anticipate generating revenue from sales of product candidates for the foreseeable future, if ever, and we may never achieve profitability. These NOL carryforwards could be unavailable to offset future income tax liabilities because of restrictions under U.S. tax law. The research and development tax credit will begin to expire in 2040. Additionally, under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, although federal NOL carryforwards incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, the deductibility of such federal NOL carryforwards incurred in the taxable year beginning after December 31, 2020 is limited. In particular, the deductibility of such federal NOL carryforwards may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. It is uncertain how various states will respond to the TCJA and CARES Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The completion of the Merger and the Offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Code. We have not yet completed a Section 382 analysis. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs or our ability to use our NOL carryforwards is otherwise materially limited, it would harm our future operating results by effectively increasing our future tax obligations. We have a full valuation allowance for deferred tax assets including NOLs.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with United States federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the United States Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits, including a reduction of the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs.”

Additionally, on March 27, 2020, President Trump signed into law the CARES Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020.

The recent presidential and congressional elections in the United States could also result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting us and our business. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations and mandatory industry standards relating to privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018, or the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information and meet certain revenue or volume processing thresholds, came into effect on January 1, 2020, and was further amended by the California Privacy Rights Act, or the CPRA, on November 3, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California residents and provide such residents new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CPRA significantly modifies the CCPA by expanding residents’ rights with respect to certain personal information and creates a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions became effective on January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation, including class action litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to individuals if certain of their personal information has been disclosed as a result of a qualifying data breach.

Moreover, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. State laws and regulations are not necessarily preempted by federal laws and regulations, such as HIPAA, particularly if a state affords greater protection to individuals than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Legal requirements relating to the collection, storage, handling, and transfer of personal information and personal data continue to evolve and may result in increased public scrutiny and escalating levels of enforcement, sanctions and increased costs of compliance. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer, marketing or other processing of personal data. For example, the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018, is wide-ranging in scope and imposes numerous requirements on companies that process personal data. Specifically, the GDPR greatly increased the European’s Commission’s jurisdictional reach of its data privacy and security laws and introduced a broad array of requirements for handling personal data, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals, a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and obligations to take certain measures when engaging third party processors in connection with the processing of personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, disclose, transfer and otherwise process personal data. In particular, the GDPR also imposes strict obligations, restrictions and rules concerning the rights of individuals to whom the personal data relates, the transfer of personal data to countries outside the European Economic Area, including the United States, security breach notifications and the security and confidentiality of personal data. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, and other administrative penalties. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Following the withdrawal of the United Kingdom from the European Union, data privacy and security laws that are substantially similar to the GDPR are in effect in the United Kingdom, which carry similar risks and authorize similar fines for certain violations.

Certain legal regimes outside of the United States, including in the United Kingdom and under the GDPR, prohibit the transfer of personal data to the United States unless certain measures are in place, including, for example, executing Standard Contractual Clauses, or historically, relying on the receiving entity’s certification under the EU-US and/or Swiss-US Privacy Shield Frameworks, or, collectively, the Privacy Shield Frameworks. The Privacy Shield Frameworks were invalidated, and the adequacy of Standard Contractual Clauses is now in question, following the Court of Justice of the European Union’s July 2020 decision in the so-called Schrems II case (Data Protection Commissioner v. Facebook Ireland Limited, Maximillian Schrems (Case C-311/18)). There is no guarantee that any transfer mechanism upon which we rely will be deemed to be valid by the relevant legal authorities, or that mechanisms that are currently deemed to be valid will remain valid in the future. This uncertainty, and its eventual resolution, may increase our costs of compliance, impede our ability to transfer data and conduct our business and harm our business or results of operations.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any actual or alleged failure to comply with U.S. or international laws and regulations relating to privacy, data protection, and data security could result in governmental investigations, proceedings and enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or impose other obligations or restrictions in connection with our use, retention and other processing of information, and we may otherwise face contractual restrictions applicable to our use, retention, and other processing of information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Risks Related to Intellectual Property

We depend on intellectual property licensed from related parties Eil and Bala, the termination of which could result in the loss of significant rights, which would harm our business.

We are dependent on technology, patents, know-how and proprietary materials, both our own and licensed from Eil and Bala. We entered into the Eil license agreement and the Bala license agreement pursuant to which we obtained exclusive, perpetual, worldwide licensing rights for the development and future ownership of (i) lonitoclax, a BCL-2 inhibitor for the treatment of AML and CLL from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala. See “Business-License Agreements” for a description of the Eil license agreement and the Bala license agreement.

Any termination of this license will result in the loss of significant rights and will restrict our ability to develop and commercialize lonitoclax or a menin inhibitor. For example, under such license agreements, we, but not Eil or Bala, as the case may be, have the right to terminate the applicable license agreement for convenience upon 30 days’ written notice. If we or Eil or Bala, as the case may be, materially breaches the applicable license agreement, and such breach is not cured within 90 days after the receipt of notice of such breach, then the non-defaulting party may terminate such license agreement. In addition, upon the occurrence of an event of default under the applicable promissory note, the Eil license agreement or the Bala license agreement shall be terminated. See “-Risks Related to Intellectual Property-Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others” and “-Risks Related to Intellectual Property-If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.”

Notwithstanding the foregoing, upon the payment in full of the applicable promissory note, Eil and Bala have each agreed to transfer to us all of the intellectual property rights covered by the Eil license agreement and the Bala license agreement, as applicable.

If we and our licensors and collaborators, if any, are unable to obtain and maintain sufficient patent and other intellectual property protection for product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any of our current or future product candidates.

Our commercial success depends in part on our ability and the ability of our licensors and collaborators, if any, to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our licensors and our collaborators, if any, are unable to obtain and maintain sufficient intellectual property protection for our product candidate, our licensed product candidates and any additional product candidates that we may develop, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability and the ability of our collaborators to successfully commercialize product candidates that we and our collaborators may pursue may be impaired.

To establish our proprietary position, we have filed patent applications in the United States related to our FLT3/IRAK4 program, our lead product candidate from this program, lomonitinib, and other development candidates that are important to our business, and we have exclusively licensed certain patent applications from Eil, including lonitoclax, and Bala; we may in the future also license or purchase issued patents or pending patent applications filed by others. Given the very early stage of development of our only product candidate and development programs and our licensed product candidates, our patent portfolio is similarly at a very early stage. In particular, as of December 31, 2024, we owned two pending U.S. patent applications and pending patent applications in 15 jurisdictions outside the U.S., including Hong Kong, Taiwan, Macau, Mexico, China, South Korea, Japan, Europe, Eurasia, Canada, Australia, Brazil, South Africa, United Arab Emirates (UAE) and Egypt.

Accordingly, our current patent rights provide us with limited legal right to prevent third parties from competing with us in any way. If we do not obtain additional meaningful patent coverage for product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, competitors may be able to erode or negate any competitive advantage we may have, which would likely harm our business and ability to achieve profitability. U.S. provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. With regard to such U.S. provisional patent applications, if we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. If we are unable to secure or maintain patent protection with respect to product candidates, our business, financial condition, results of operations, and prospects could be materially harmed.

We cannot be certain that the claims in U.S. patent applications (including provisional and non-provisional), corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors and collaborators, will be considered patentable by the United States Patent and Trademark Office, or the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our future issued patents will not be found invalid or unenforceable if challenged. Moreover, the patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we, any licensors or any collaborators will be successful in protecting product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;

●	patent applications may not result in any patents being issued;

●	patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;

●	our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;

●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or the patent applications of our licensors and collaborators will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology.

The patent prosecution process is also expensive and time-consuming, and we and our licensors and collaborators may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is possible that we or our licensors and collaborators, if any, will fail to identify important patentable aspects of our research and development efforts in time to obtain appropriate or any patent protection or fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s or other third party’s patent application may pose obstacles to our ability to obtain patent protection or limit the scope of the patent protection we or our licensors and collaborators may obtain. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or our licensors are the first to either (1) file any patent application related to product candidates or (2) invent any of the inventions claimed in the patents or patent applications. Similarly, publications of discoveries in the scientific and scholarly literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Consequently, we cannot be certain that we or our licensors and collaborators were the first to make the inventions claimed in our owned or in-licensed patent rights and patent applications or were the first to file for patent protection on the inventions claimed in our pending patent applications. Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts, as described further throughout “-Risks Related to Intellectual Property.” As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to product candidates could have a material adverse effect on our financial condition and results of operations.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of our licensors and collaborators may not result in patents being issued that protect product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own, have licensed or in-license in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of our licensors and collaborators by developing similar or alternative technologies or products in a non-infringing manner, which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents or the patents of our licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO or third-party observations at the European Patent Office, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings challenging our owned patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of our licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications and those of our licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to any of our current or future product candidates or utilize similar technology but that are not covered by the claims of our patents or the patents that we license or may own in the future;

●	we or our licensors might not have been the first to make the inventions covered by an issued patent or pending patent application that we license or may own in the future;

●	we or our licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending owned or licensed patent applications or those that we may own or license in the future will not lead to issued patents;

●	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;

●	the patents of others may have an adverse effect on our business; and

●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

If any of these events occurred, there could be a material and adverse effect on our business, results of operations and prospects.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.

Our commercial success depends significantly on avoiding infringement of the patents and proprietary rights of third parties. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of product candidates. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the pharmaceutical and biotechnology industries, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or corresponding foreign patent offices. Accordingly, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties.

As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that product candidates may be subject to claims of infringement of the patent rights of third parties. Patent applications are maintained as confidential for a certain period of time, until the relevant application is published. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Thus, we may be unaware of third-party patents that may be infringed by commercialization of any product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology.

Any claims of patent infringement asserted by third parties would be time consuming and could:

●	result in costly litigation that may cause negative publicity;

●	divert the time and attention of our technical personnel and management;

●	cause development delays;

●	prevent us from commercializing any product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

●	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;

●	subject us to significant liability to third parties; or

●	require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report, it is possible that a third party may assert a claim of patent infringement directed at any product candidates in the future. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our strategic partners or collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing product candidates and technology.

Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “-Risks Related to Intellectual Property-Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “-Risks Related to Intellectual Property-Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others.

We have licensed patent and intellectual rights from Eil and Bala, and we may in the future license, patent and other intellectual property rights from other parties. We may enter into additional license agreements in the future with others to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. We may also need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. Accordingly, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our future product candidates that are subject of such licensed rights could be adversely affected. See “-Risks Related to Intellectual Property-The patent protection and patent prosecution for some of product candidates may be dependent on third parties.”

Our licensors may rely on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	our right to sublicense patents and other rights to third parties;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	our right to transfer or assign the license;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. In the event of any disagreement about the interpretation of these provisions, our management may need to devote a disproportionate amount of its attention to resolving these disagreements. Such disruptions may cause delays in our research and development programs and other business objectives. Additionally, the resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

We may not be successful in obtaining or maintaining necessary rights to product candidates through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. As of this date, we do not believe that Bala and Eil rely on, or infringe, material intellectual property rights owned by third parties, but there is no assurance that our belief will prove to be correct. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents or our licensors’ patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents or our licensors’ patents could be found invalid or unenforceable if challenged in court.

Competitors and other third parties may infringe or otherwise violate our patents or other intellectual property or the patents or other intellectual property of our licensors. In addition, our patents or the patents of our licensors may become involved in inventorship or priority disputes. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Our ability to enforce patent rights also depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable. In a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our owned or licensed patents at risk of being invalidated, held unenforceable or interpreted narrowly. We may find it impractical or undesirable to enforce our intellectual property against some third parties.

If we or our licensors were to initiate legal proceedings against a third party to enforce a patent directed to our product candidate or any additional product candidates that we may develop, license or acquire, the defendant could counterclaim that our patent or that of our licensor is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Potential proceedings include re-examination, PGR, IPR, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any of our current or future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product candidates or technology covered by the patent rendered invalid or unenforceable.

Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property.

Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “-Risks Related to Intellectual Property-Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “-Risks Related to Intellectual Property-Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

Intellectual property litigation could cause us to spend substantial resources, distract our personnel from their normal responsibilities and subject us to significant uncertainties.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Moreover, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our preclinical studies or initiate clinical trials, continue our internal research programs, in-license needed technology or other product candidates or enter into development collaborations that would help us commercialize product candidates, if approved. If the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Accordingly, these uncertainties could compromise our ability to compete in the marketplace. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. These uncertainties could cause the price of shares of our common stock to decline, as well as have a material adverse effect on our business, financial condition, results of operations and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and business.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing product candidates, approved products, programs or intellectual property could be diminished. Such announcements could harm our reputation or the market for our future products, which could have a material adverse effect on our business.

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our development programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring product candidates to market.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect product candidates.

Obtaining and enforcing patents in the pharmaceutical and biotechnology industries is inherently uncertain, due in part to ongoing changes in the patent laws. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents, and interpretation thereof, could change in unpredictable ways that could weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing or future patents. Moreover, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors’ or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. For example, in the United States, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, including for the reasons described above. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Any of these could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing product candidates. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning this intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to product candidates. Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “-Risks Related to Intellectual Property-Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “-Risks Related to Intellectual Property-Intellectual property litigation may lead to unfavorable publicity that harms our reputation and business.”

Patent terms may be inadequate to protect our competitive position on product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we or our licensors do not obtain patent term extension for product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, one or more of our U.S. patents or those of our licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We and our licensors may not be able to protect intellectual property rights throughout the world.

Although we or our licensors have pending patent applications in the United States and other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights and those of our licensors in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our intellectual property in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidate and any additional product candidates that we may develop, and our patents, the patents of our licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or our licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our licensors at risk of being invalidated or interpreted narrowly and our patent applications or the patent applications of our licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of the applicable patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications and those of our licensors. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would harm our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We use and intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with service providers, employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

We may be subject to claims that we or our service providers have wrongfully used or disclosed alleged confidential information or trade secrets.

We have entered into and may in the future enter into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, and other third parties. We may become subject to litigation where a third party asserts that we or our service providers inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Failure to successfully defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “-Risks Related to Intellectual Property-Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “-Risks Related to Intellectual Property-Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

Many of our consultants, advisors and service providers were previously employed at other biotechnology or pharmaceutical companies and our consultants and advisors may work for other biotechnology or pharmaceutical companies in addition to us. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any of these individuals’ former or concurrent employers or clients. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “-Risks Related to Intellectual Property-Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “-Risks Related to Intellectual Property-Intellectual property litigation may lead to unfavorable publicity that harms our reputation and business.”

The patent protection and patent prosecution for some product candidates may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to product candidates are controlled by our licensors or collaboration partners. If any of our licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Risks Related to Our Reliance on Related Parties and Third Parties

We rely on related parties and third parties to conduct preclinical studies and clinical trials, and those parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.

We do not have the ability to independently conduct all aspects of our preclinical studies or clinical trials ourselves. We utilize and depend upon related and third-party investigators and collaborators, such as medical institutions, CROs, clinical trial sites and CMOs, to conduct and support our preclinical studies under agreements with us and also do so for our current and anticipated clinical trials. These related and third parties have had and will continue to have a significant role in the conduct of our preclinical studies and anticipated clinical trials and the subsequent collection and analysis of data.

These related and third parties are not our employees, and except for remedies available to us under our agreements with such parties, we have limited ability to control the amount or timing of resources that any such party will devote to our preclinical studies or our clinical trials. The related and third parties we rely on for these services may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting preclinical studies, clinical trials or other drug development activities, which could affect their performance on our behalf. Some of these related and third parties may terminate their engagements with us at any time. We also expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. If we need to enter into alternative arrangements with, or replace or add any related or third parties, it would involve substantial cost and require extensive management time and focus, or involve a transition period, and may delay our drug development activities, as well as materially impact our ability to meet our desired clinical development timelines.

Our heavy reliance on these related and third parties for such drug development activities will reduce our control over these activities. As a result, we will have less direct control over the conduct, timing and completion of preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCP standards, regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are reliable and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or any clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials substantially comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of study subject, may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

There is no guarantee that any CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trial unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

Accordingly, if these related or third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, or if these third parties need to be replaced, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize product candidates. As a result, our financial results and the commercial prospects for product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with related and third parties for the manufacture of our only product candidate for preclinical studies and expect to continue to do so for additional preclinical studies, anticipated clinical trials and ultimately for commercialization. This reliance on related and third parties increases the risk that we will not have sufficient quality and quantities of product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of product candidates for use in development and commercialization.

We rely, and expect to continue to rely, on both related and third-party manufacturers for the production of product candidates for preclinical studies and anticipated clinical trials under the guidance of members of our organization. We do not have long-term supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. Even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture product candidates are complex materials, which may be more difficult to substitute. If we were to experience an unexpected loss of supply of any product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or anticipated clinical trials, which could result in delays and additional regulatory submissions.

If we obtain marketing approval for any product candidates, given that our limited existing supply arrangements do not extend to commercial supply, we will need to establish one or more agreements with third parties to develop and scale up the drug manufacturing process. We may be unable to maintain or establish required agreements with our manufacturers or to do so on acceptable terms. Our product candidates and any additional product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Even if we are able to establish agreements with third-party manufacturers, they may be unable to successfully increase the manufacturing capacity for any product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up or commercial activities. Reliance on related and third-party manufacturers also entails additional risks, including:

●	the failure of the party to manufacture product candidates according to our schedule and specifications, or at all, including if our contractors give greater priority to the supply of other products over product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

●	the reduction or termination of production or deliveries by suppliers, or the raising or prices or renegotiation of terms;

●	the termination or nonrenewal of arrangements or agreements by our contractors at a time that is costly or inconvenient for us;

●	the breach by the contractors of our agreements with them;

●	the failure of contractors to comply with applicable regulatory requirements, including cGMPs;

●	the breach by the contractors of our agreements with them;

●	the failure of the to manufacture product candidates according to our specifications;

●	the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

●	clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and

●	the misappropriation of our proprietary information, including our trade secrets and know-how.

Our anticipated future dependence upon others for the manufacture of product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or other comparable foreign regulatory authority does not approve these facilities for the manufacture of product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by FDA or other comparable foreign regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of product candidates or drugs and harm our business and results of operations.

If our related or third-party manufacturers use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

We have entered into certain related party transactions and may continue to rely on related parties for certain development and support activities.

We have entered into, and may continue to enter into, transactions with affiliates for certain development and support activities. For example, have entered into a services agreement with Abet Solutions, pursuant to which Abet Solutions provides us, administrative support services, including general management and operations services, as well as financial and accounting services, among other items. Dr. Savchuk, our President and Chief Operating Officer, has a material direct interest in Abet Solutions. For additional information related to this and other related party transactions, please see the section entitled “Certain Relationships and Related Party Transactions.” Such related party transactions may not have been entered into on an arm’s-length basis, and we may have achieved more favorable terms because such transactions were entered into with our related parties. We rely on, and will continue to rely on, our related parties to maintain these services. If the pricing for these services changes, or if our related parties cease to provide these services, including by terminating agreements with us, we may be unable to obtain replacements for these services on the same terms without disruption to our business. This could have a material effect on our business, results of operations and financial condition.

If we decide to establish collaborations, but are not able to establish those collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of product candidates will require substantial additional cash to fund expenses. Although we have not entered into any collaborations to date, we may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical trials, the likelihood of approval by the FDA or other comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other research programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate revenue.

If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between any corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for product candidates. Our collaborators or strategic partners may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

We may not realize the benefits of any acquisitions, in-license or other collaborations or strategic alliances that we enter into.

We entered into the Eil license agreement and Bala license agreement in October 2024, and in the future, we may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidate and any additional product candidates that we may develop.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. We may agree to and be bound by negative covenants which may limit our development and commercial opportunities. As a result, if we enter into collaboration agreements, strategic partnerships or license our products, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business.

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop product candidates or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

Risks Related to Our Common Stock

There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate.

Our common stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter market. Furthermore, we will not be able to apply to list our common stock on any national securities exchange until the one-year anniversary of the filing of the closing 8-K on the Merger, at the earliest. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market. Accordingly, our common stock is highly illiquid and you will likely experience difficulty in re-selling such shares at times and prices that you may desire.

Our common stock is not listed on a securities exchange and is not quoted on an over-the-counter trading system, and it may not ever be eligible for listing or quotation on any securities exchange or on a given over-the-counter trading system.

We do not currently meet the initial quantitative listing standards of any national securities exchange and certain over-the-counter trading systems. For example, we have very few stockholders, and therefore do not have sufficient round lot holders to meet the initial listing requirements of the New York Stock Exchange or The Nasdaq Stock Market LLC. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Further, the national securities exchanges have adopted so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. We intend to contact an authorized market maker for an over-the-counter quotation system for sponsorship of our common stock, but we cannot guarantee that such sponsorship will be approved and our common stock listed and quoted for sale. Even if our common stock is quoted for sale on an over-the-counter quotation system, buyers may be insufficient in numbers to allow for a robust market and it may prove impossible to sell your shares. In addition, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

The designation of our common stock as a “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stock in start-up companies is among the riskiest equity investments. Broker-dealers who sell penny stock must provide purchasers with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our common stock is deemed “penny stock”, because of penny stock rules, there may be less trading activity in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

The trading price of our common stock may be volatile and may fluctuate substantially or may decline regardless of our operating performance and you may not be able to resell your shares for a profit, if at all.

There is currently no public market for Lomond’s common stock. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	overall performance of the equity markets;

●	our operating performance and the performance of other similar companies;

●	results from any clinical trials with our current and future product candidates or those of our competitors;

●	changes in recommendations by securities analysts that elect to follow our common stock;

●	regulatory or legal developments in the United States and other countries;

●	the level of expenses related to future product candidates or clinical development programs;

●	our failure to achieve product development goals in the timeframe we announce;

●	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;

●	recruitment or departure of key personnel;

●	the economy as a whole and market conditions in our industry, including inflation and instability in the banking sector;

●	trading activity by a limited number of stockholders who together beneficially own a significant amount of our outstanding common stock;

●	the expiration of market standoff or contractual lock-up agreements;

●	the size of our market float; and

●	any other factors discussed in this Annual Report.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many biotechnology companies. Stock prices of many biotechnology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

As a result of these factors, you may not be able to resell your shares of our common stock for a profit, or at all.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. This risk is heightened because Lomond became public by a reverse merger instead of by some other means and because we are not listed on a national securities exchange. In addition, investment banks may be less likely to agree to underwrite securities offerings on our behalf or on behalf of our stockholders than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development.

The failure to receive research coverage would be likely to have an adverse effect on our ability to develop a liquid market for our common stock. If no or only very few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading volume in our common stock may decline, which would negatively affect the trading price for our common stock. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur.

Upon the consummation of the Merger, the Offering and the Subsequent Closings, there were 32,198,214 outstanding shares of our common stock and warrants to purchase 275,410 shares of our common stock. Of the shares outstanding as of April 15, 2025 and shares underlying warrants outstanding as of the Closing Date, 32,473,624 are currently restricted from resale as a result of securities laws. Once the resale registration statement on Form S-1, which is pending with the SEC, is effective, 32,198,214 shares of our common stock will be able to be sold freely in the public market, subject to lock-up agreements, if applicable. Sales of a substantial number of such shares, the perception that such sales may occur, or early release of these agreements, could cause the market price of our common stock to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, we have registered shares of common stock that we have issued and may issue under our employee equity plans. As of April 15, 2025, there were 4,329,617 shares of common stock that were subject to outstanding options under Lomond’s 2024 Stock Plan, or the Lomond Plan, which we assumed effective upon the closing of the Merger. We adopted our 2024 Equity Incentive Plan, or the 2024 Plan, in November 2024, which became effective upon the closing of the Merger, pursuant to which 1,759,608 shares were reserved for future issuance. The number of shares of our common stock that may be issued under the 2024 Plan is equal to the sum of (x) 1,759,608 shares, plus (y) up to 4,329,627 shares subject to the awards granted under the Lomond Plan that were outstanding on the date of the Merger and that are subsequently forfeited, expire or lapse unexercised or unsettled or are reacquired by us, plus (z) the annual increase in shares described in the section entitled “Executive Compensation - Equity Plans - 2024 Equity Incentive Plan.” Accordingly, these will be available for sale in the open market, subject to Rule 144 volume limitations applicable to affiliates, and subject to any vesting restrictions and lock-up agreements applicable to these shares.

The sale or possibility of sale of these additional securities trading in the public market may negatively impact the market price of our common stock.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

We may issue additional shares of common stock or other equity securities without your approval, subject to the restrictions set forth in the Subscription Agreement. For example, we may issue an aggregate of up to 1,759,608 shares of our common stock pursuant to the 2024 Plan, which amount may be subject to increase from time to time. For additional information about this plan, please read the discussion under the headings “Executive Compensation - Equity Plans.”

Subject to the restrictions set forth in the Subscription Agreement, we may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing stockholders’ proportionate ownership interest in our company will decrease;

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;

●	the relative voting strength of each previously outstanding common stock may be diminished; and

●	the market price of our common stock may decline.

We have identified material weaknesses in our internal control over financial reporting in the past. If our remediation of the material weaknesses is not effective, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business and the trading price of our common stock may decline.

Prior to the Closing, Lomond was a private company with limited accounting personnel to adequately execute its accounting processes and limited supervisory resources with which to address its internal control over financial reporting. In connection with the audits of our financial statements as of and for each of the years ended December 31, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to having inadequate accounting personnel and controls over the recording of transactions, including those with related parties, to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures.

We have taken and are taking steps to remediate this material weakness, including through the hiring of external financial consultants to provide needed levels of expertise in our internal accounting function and to implement appropriate controls over the financial reporting. However, we are still in the process of implementing these steps and cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. We have identified other deficiencies in our internal control over financial reporting that have not risen to the level of a material weakness, which we are in the process of remediating. We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses.

Our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2024 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. A material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or Section 404 of the Sarbanes-Oxley Act.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by the SEC or other regulatory authorities.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business and the trading price of our common stock may decline.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and, if approved, the rules and regulations of the OTCQB. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to the Merger, Lomond was never required to test its internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We have identified material weaknesses in our internal control over financial reporting, and we may in the future discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, our investors could lose confidence in our reported financial information, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, including equivalent foreign authorities.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Upon the consummation of the Merger, we became subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Exchange Act, and any decision on our part to take advantage of the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act in the assessment of our internal control over financial reporting;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and

●	not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

In addition, as an emerging growth company, the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means, among other things, the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” as defined in the Exchange Act, which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not intend to pay dividends for the foreseeable future.

Neither Venetian-1 Acquisition Corp. nor Lomond ever declared or paid cash dividends on their respective capital stock, and we currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of April 15, 2025, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 90.7% of our outstanding common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

●	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

For information regarding these and other provisions, see the section titled “Description of Capital Stock.”

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and federal court within the State of Delaware as the exclusive forum for certain types of actions and proceedings that our stockholders may initiate, which could limit a stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware and federal court within the State of Delaware will be exclusive forums for any:

●	derivative action or proceeding brought on our behalf;

●	action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;

●	action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or bylaws; or

●	other action asserting a claim against us that is governed by the internal affairs doctrine.

This choice of forum provision does not apply to actions brought to enforce a duty or liability created under the Exchange Act. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We intend for this provision to apply to any complaints asserting a cause of action under the Securities Act despite the fact that Section 22 of the Securities Act creates concurrent jurisdiction for the federal and state courts over all actions brought to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. There is uncertainty as to whether a court would enforce such a provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years and because the trading price of our common stock may be very volatile due to there not being an active trading market. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

As a part of the overall risk management system for the Company, we employ processes to assess, identify and manage material risks from cybersecurity threats. These items are designed to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data. Our system includes procedural and technical safeguards, response plans, and reviews of our policies. We engage various external entities, including consultants, to improve and enhance our cybersecurity oversight. We provide all employees and consultants with cybersecurity and prevention training including timely and relevant topics covering social engineering, phishing, mobile security, and data protection and the need for reporting incidents and suspicious events immediately.

Cyber Risk Governance

Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third-party service providers, while our board of directors has responsibility for the strategic oversight of risk management, including oversight of material risks associated with cybersecurity threats.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are evaluated. Despite these efforts, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change, and efforts to overcome security measures become increasingly sophisticated. We cannot eliminate all cybersecurity risks or provide assurance that we have not had occurrences of undetected cybersecurity incidents. During the reporting period covered by this Annual Report, the Company did not identify any risks from cybersecurity threats that the Company believes materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

ITEM 2. PROPERTIES

We neither own nor lease any real property. The address of our principal office is that of our registered agent at 8 The Green Ste 8490, Dover, Delaware 19901.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed on a national securities exchange, an over-the-counter market or any other exchange. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market. In connection with this offering, we have applied to have the common stock quoted on the OTCQB; however, we cannot assure you that the common stock will become eligible for trading on the OTCQB or any other over-the-counter system.

Stockholders

As of April 15, 2025, we have 32,198,214 shares of common stock outstanding held by approximately 31 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans is contained in Part III, Item 11 of this Annual Report.

Unregistered Securities

The Offering

On November 1, 2024, in connection with the Offering, we issued an aggregate of 8,241,375 shares of common stock at a price of $4.00 per share for aggregate gross consideration of approximately $33.0 million to 23 accredited investors and net proceeds of $28.7 million. In addition, on November 1, 2024 we issued Placement Agent Warrants to purchase an aggregate of 275,410 shares of our common stock to our Placement Agents. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC thereunder. The shares of common stock sold in the Offering were sold solely to “accredited investors,” as defined in Regulation D under the Securities Act, and the Offering was conducted on a “reasonable best efforts” basis.

Subsequent Closings

Pursuant to the Subscription Agreement in the Offering, we had the ability to hold one or more subsequent closings prior to November 30, 2024, to sell up to an additional 4,021,125 shares at the Offering Price (each a “Subsequent Closing”).

On January 24, 2025, we entered into an amendment to the Subscription Agreement (“Amendment No. 1 to Subscription Agreements”) with the requisite holders in the original Offering to extend the Subsequent Closings end date from November 30, 2024 to February 28, 2025.

On January 24, 2025, we conducted a Subsequent Closing under the Subscription Agreement, as amended, whereby we issued and sold to an investor an aggregate of 2,500,000 shares of common stock at the Offering Price on the same terms as provided in the Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the Subsequent Closing

The Company received gross proceeds of $10,000,000 in connection with the Subsequent Closing (before deducting placement agent fees and expenses of the offering which are estimated at $0.65 million) and currently intends to use proceeds raised in the Subsequent Closing for working capital and general corporate purposes.

On March 24, 2025, we entered into an additional amendment to the Subscription Agreement (“Amendment No. 2 to Subscription Agreements”) with the requisite holders in the original Offering to extend the Subsequent Closings end date from February 28, 2025 to March 31, 2025 and to increase the size of the over-subscription amount under the Subscription Agreement.

On March 24, 2025, we conducted an additional Subsequent Closing under the Subscription Agreement, as amended, whereby we issued and sold to an investor an aggregate of 2,500,000 shares of common stock at the Offering Price on the same terms as provided in the original Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the additional Subsequent Closing (the “Third Closing”).

The Company received gross proceeds of $10,000,000 in connection with the Third Closing (before deducting placement agent fees and expenses of the offering which are estimated at $0.65 million) and currently intends to use proceeds raised in the Third Closing for working capital and general corporate purposes.

These transactions were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC thereunder. The shares of common stock sold in the Subsequent Closings were sold solely to “accredited investors,” as defined in Regulation D under the Securities Act, and the Subsequent Closings was conducted on a “reasonable best efforts” basis.

Securities Issued in Connection with the Merger

On November 1, 2024, pursuant to the terms of the Merger Agreement, 13,661,416 shares of Lomond’s Series Seed preferred stock and 758,967 shares of Lomond’s common stock were exchanged for an aggregate of 14,420,383 shares of our common stock. These transactions were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Rule 506(b) of Regulation D promulgated by the SEC thereunder. Lomond had one stockholder, and it had adequate access to information about us. The issuance of such shares was made without any general solicitation or advertising. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Under Rule 145(a) of the Securities Act, the Merger is deemed to involve an offer and sale of shares of our common stock to our pre-Merger Stockholders. These transactions were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Rule 506(b) of Regulation D promulgated by the SEC thereunder. We had two pre-Merger stockholders, and each had adequate access to information about us. The issuance of such shares was made without any general solicitation or advertising. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Sales of Unregistered Securities of Lomond

The following paragraphs set forth information as to all securities Lomond sold from November 1, 2021, through immediately prior to the consummation of the Merger, which were not registered under the Securities Act. The following description is historical and has not been adjusted to give effect to the Merger.

In August 2024, Lomond issued “simple agreements for future equity”, or the August SAFEs, for an aggregate purchase price of $7.5 million in a private financing round. Immediately prior to the consummation of the Offering, the August SAFEs automatically converted into 2,083,332 shares of common stock.

In October 2024, Lomond converted a $3.5 million capital contribution made by Eilean Therapeutics, LLC, or Eilean, its former parent company, in May 2024 into a “simple agreements for future equity,” or the Contribution SAFEs, which were immediately distributed to Eilean’s members. Immediately prior to the consummation of the Offering, the Contribution SAFEs automatically converted into 1,078,124 shares of common stock.

Lomond granted to its directors, officers, consultants and other service providers stock options to purchase an aggregate of 4,329,617 shares of its common stock at a per share purchase price of $1.30 per share under the Lomond Stock Plan.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering, or in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate information about Lomond or had adequate access, through their relationships with Lomond, to information about Lomond.

Sales of Unregistered Securities of Venetian-1

There were no securities of Venetian-1 sold from during the reporting period covered by this Annual Report which were not registered under the Securities Act.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report. Accordingly, you should review the disclosure under the heading “Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,”“our,” the “Company,” and “Lomond” refer to Lomond Therapeutics Holdings, Inc., and references to “Legacy Lomond” refer to Lomond Therapeutics, Inc.

Overview

We are a biopharmaceutical company focused on the discovery and development of multiple product candidates to address hematological malignancies.

Our initial focus is on developing a next-generation inhibitor of FMS-like tyrosine kinase 3, or FLT3, and interleukin-1 receptor-associated kinase 4, or IRAK4, for the treatment of acute myeloid leukemia, or AML.

We have incurred significant operating losses since our inception in 2020. Our net losses were $17.1 million and $9.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $38.8 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, promissory notes and “simple agreements for future equity”, or SAFEs. We will incur significant expenses and increasing operating losses for the foreseeable future. Our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as we:

●	Continue our research and development efforts to develop lomonitinib, lonitoclax, and the product candidates licensed from related parties Eil Therapeutics, Inc., or Eil, and Bala Therapeutics, Inc., or Bala, to identify and develop other product candidates and to submit investigational new drug applications, or INDs, for such product candidates;

●	Pay in full the promissory notes issued by us in connection with the Eil license agreement and the Bala license agreement;

●	Conduct preclinical studies and commence clinical trials for our investigational product candidates and future product candidates;

●	Develop processes suitable for manufacturing and clinical development;

●	Continue to develop and expand our manufacturing capabilities;

●	Seek marketing approvals for any product candidates that successfully complete clinical trials;

●	Build commercial infrastructure to support sales and marketing for our product candidates;

●	Expand, maintain and protect our intellectual property portfolio;

●	Hire additional clinical, regulatory and other business personnel; and

●	Operate as a public company.

We will not generate revenue from sales of any of our product candidates unless and until we successfully complete development and clinical trials and obtain regulatory approvals for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support the sales, marketing and distribution of our product candidates. Further, we expect to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations, research and development activities and generally pursue our growth strategy. Until such time as we can generate significant revenue from sales of approved product candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, or other dilutive and non-dilutive capital sources, including collaborations with other companies, and other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with the development of pharmaceutical products, including lomonitinib and lonitoclax, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate sales of our product candidates, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern, which assumes the continuity of operations, the realization of assets and the settlement of liabilities and commitments as they come due in the normal course of business. We believe our cash and cash equivalents will enable us to fund our planned operations for at least twelve months following the date of this Annual Report, as further discussed in “Funding Requirements” within this section.

The Merger

On November 1, 2024, Venetian 1 Acquisition Corp., Acquisition Sub and Legacy Lomond entered into the Merger Agreement (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, Acquisition Sub merged with and into Legacy Lomond, with Legacy Lomond continuing as the surviving corporation and our wholly-owned subsidiary (the “Merger”).

The Merger was accounted for as a reverse recapitalization. Legacy Lomond was deemed acquiror for accounting purposes and Lomond Therapeutics Holdings, Inc. is the successor SEC registrant, meaning that Legacy Lomond’s financial statements for previous periods will be disclosed in our future periodic reports filed with the SEC. Under this method of accounting, Venetian 1 Acquisition Corp. is treated as the acquired company for financial statement reporting purposes. The Merger was intended to qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

As a result of the Merger, we have become the successor to a public reporting company, which will require the hiring of additional personnel and implementation of procedures and processes to comply with public company regulatory requirements, including the Exchange Act, and customary practices. We expect to incur additional expenses as a public company related to, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Private Placement Offering

Immediately following the Effective Time of the Merger, we issued an aggregate of $43.9 million of our shares of common stock pursuant to a private placement offering (the “Offering”) and pursuant to the conversion of certain SAFEs issued by Legacy Lomond, which included (i) 8,241,375 shares of our common stock issued and sold at a purchase price of $4.00 per share in cash (the “Offering Price”) pursuant to the Subscription Agreement; (ii) 1,078,124 shares of our common stock at a price of $3.20 pursuant to the conversion of certain simple agreements for future equity, or SAFEs, issued by Legacy Lomond in October 2024, and (iii) 2,083,332 shares of our common stock at a price of $3.60 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in August 2024. The aggregate gross proceeds from the Offering, including the aggregate amount previously received from the issuance of the SAFEs, were $43.9 million (before deducting placement agent fees and expenses of the Offering).

Private Placement Offering - Subsequent Closings

Pursuant to the Subscription Agreement in the Offering, we had the ability to hold one or more subsequent closings prior to November 30, 2024, to sell up to an additional 4,021,125 shares at the Offering Price (each a “Subsequent Closing”).

On January 24, 2025, we entered into an amendment to the Subscription Agreement (“Amendment No. 1 to Subscription Agreements”) with the requisite holders in the original Offering to extend the Subsequent Closings end date from November 30, 2024 to February 28, 2025.

On January 24, 2025, we conducted a Subsequent Closing under the Subscription Agreement, as amended, whereby we issued and sold to an investor an aggregate of 2,500,000 shares of common stock at the Offering Price on the same terms as provided in the Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the Subsequent Closing.

The Company received gross proceeds of $10,000,000 in connection with the Subsequent Closing (before deducting placement agent fees and expenses of the offering which are estimated at $0.65 million) and currently intends to use proceeds raised in the Subsequent Closing for working capital and general corporate purposes.

On March 24, 2025, we entered into an additional amendment to the Subscription Agreement (“Amendment No. 2 to Subscription Agreements”) with the requisite holders in the original Offering to extend the Subsequent Closings end date from February 28, 2025 to March 31, 2025 and to increase the size of the over-subscription amount under the Subscription Agreement.

On March 24, 2025, we conducted an additional Subsequent Closing under the Subscription Agreement, as amended, whereby we issued and sold to an investor an aggregate of 2,500,000 shares of common stock at the Offering Price on the same terms as provided in the original Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the additional Subsequent Closing (the “Third Closing”).

The Company received gross proceeds of $10,000,000 in connection with the Third Closing (before deducting placement agent fees and expenses of the offering which are estimated at $0.65 million) and currently intends to use proceeds raised in the Third Closing for working capital and general corporate purposes.

Agreements with Eil and Bala

On October 17, 2024, we entered into the Eil license agreement and the Bala license agreements, respectively, which are described above under the section titled “Business-License Agreements”. The Eil license agreement and the Bala license agreement became effective in October 2024 when we issued promissory notes to Eil and Bala, as the case may be. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually and the principal and accrued interest under each note are due and payable on demand at any time after October 17, 2026. Each such promissory note may be repaid without penalty.

Upon the payment in full of the applicable promissory note, Eil and Bala have each agreed to assign to us all of the intellectual property rights covered by the Eil license agreement and the Bala license agreement, as applicable.

Expert Systems AI/ML Platform - Master Research and Development Agreement

We are utilizing a platform offered by Expert Systems, which is powered by AI/ML, to choose molecular mechanisms of pathology and to rationally design, accelerate discovery and optimize development of potential therapies. Expert Systems leverages large language models (LLMs) to support this process. Our goal is to utilize this AI/ML platform to become a leader in developing novel breakthrough medicines to maximize clinical benefit when treating hematologic malignancies.

We entered into a master research and development agreement (the “Expert Systems MRDA”) with Expert Systems on July 1, 2024. Pursuant to the Expert Systems MRDA, Expert Systems agreed to provide us certain drug development, research, consulting and related administrative services from time to time pursuant to certain work orders as agreed by both parties. Expert Systems will submit invoices to the Company for each payment due according to the work order agreed upon whether a fixed price, time and materials (T&M) or full-time employee (FTE) business arrangement. Either party has the right to terminate the Expert Systems MRDA at any time upon not less than thirty (30) days prior written notice or, if either party shall be in material breach of the agreement, and should such breach continue for sixty (60) days after written notification to the party in breach, then the non-breaching party may at its option terminate the agreement or suspend the performance of its obligations under the agreement by giving the party in breach immediate notice of termination or suspension.

Our President and Chief Operating Officer, Dr. Savchuk’s son, Ivan Savchuk, has a direct interest in Expert Systems by virtue of his minority share ownership in the company. The Company recognized expense of $1.3 million related to the master research and development agreement with Expert Systems during the year ending December 31, 2024.

SAFEs

In August 2024, we issued “simple agreements for future equity”, or the August SAFEs, for an aggregate purchase price of $7.5 million in a private financing round. Upon consummation of the Offering, the August SAFEs automatically converted into 2,083,332 shares of common stock.

In October 2024, we issued “simple agreements for future equity,” or the Contribution SAFEs, after converting a $3.5 million capital contribution made in May 2024 by Eilean Therapeutics, LLC, or Eilean, our former parent company. The Contribution SAFEs converted into 1,078,124 shares of common stock upon consummation of the Offering. Such shares are held by TPAV, LLC and entities affiliated with OrbiMed, each of which is a member of Eilean and received an equity distribution from Eilean.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities and the development of our proprietary product candidates, including lomonitinib and the product candidates licensed from related parties Eil and Bala, and include:

●	Expenses incurred in connection with the preclinical and clinical development of our product candidates, including development and studies with contract research organizations, or CROs, and consultants;

●	The cost of contract manufacturing organizations, or CMOs, that manufacture drug product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;

●	Costs related to other expenses, which include direct and allocated expenses for insurance and supplies;

●	Costs related to compliance with regulatory and quality requirements; and

●	Payments made under third-party licensing agreements

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing ongoing contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Any nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development or those in preclinical development. As a result, we expect that our research and development expenses will continue to increase substantially over the next several years as we advance into clinical development toward potential regulatory approval, as well as conduct translational research efforts and other preclinical development, including submitting regulatory filings for product candidates we may acquire or develop. In addition to the expected increase in third-party costs, we expect that our personnel costs, including costs associated with stock-based compensation, will also increase substantially in the future. In addition, as we advance into clinical trials and, subject to positive data and regulatory approvals, potentially commercialization, we expect to incur additional expenses.

We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization or any product candidates we may acquire or develop. This is due to numerous factors, some of which are beyond our control, that are associated with the successful development and commercialization of product candidates we may acquire or develop, including the following:

●	The scope, progress, outcome and costs of our preclinical studies and clinical trials for any product candidates we may develop;

●	Making arrangements with third-party manufacturers for preclinical, clinical and commercial supplies of any product candidates;

●	Successful patient enrollment in, and the initiation and completion of clinical trials;

●	Raising additional funds necessary to complete clinical development and the potential commercialization of any other product candidates;

●	Receipt, timing and related terms of marketing approvals from applicable regulatory authorities;

●	The extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	Developing and implementing marketing and reimbursement strategies;

●	establishing sales, marketing and distribution capabilities and launching commercial sales of any products, if approved, whether alone or in collaboration with others;

●	acceptance of any other products, if approved, by patients, the medical community and third-party payors;

●	effectively competing with other therapies and/or changes in the standard of care;

●	obtaining and maintaining third-party coverage and adequate reimbursement;

●	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates;

●	protecting and enforcing our rights in our intellectual property portfolio;

●	significant and changing government regulations; and

●	maintaining an acceptable tolerability profile of the products following approval, if any.

A change in the outcome of any of these factors with respect to the development of any future product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees and stock-based compensation.

We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support the continued advancement toward potential commercialization and the future development of any product candidates that we may pursue. We also anticipate that we will continue to experience an increase in accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if we believe a regulatory approval of any product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations to market and sell that product candidate.

Change in fair value of SAFE Liability

Change in fair value of SAFE liability consists of losses from a change in the fair value of the Company’s issued SAFE instruments.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent balances and a related party promissory note.

Interest Expense – related party

Interest expense primarily consists of interest on related-party promissory notes.

Other Expense

Other expense consists principally of foreign exchange losses.

Income Taxes

There were no provisions for income taxes for the years ended December 31, 2024 and 2023 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year ended December 31,
	2024	2023	$ Variance	% Variance
Operating expenses:
Research and development	$14,338,055	9,729,437	$4,608,618	47%
General and administrative	1,941,963	20,642	1,921,321	9308%
Total operating expenses	16,280,018	9,750,079	6,529,939	67%
Loss from operations	(16,280,018)	(9,750,079)	(6,529,939)	67%
Other income (expense):
Change in fair value of SAFE liability	(833,328)	—	(833,328)	100%
Interest income	137,426	—	137,426	100%
Interest expense – related parties	(42,268)	(191,205)	148,937	-78%
Other expense	(69,265)	—	(69,265)	100%
Net loss	$(17,087,453)	$(9,941,284)	$(7,146,169)	72%

Comparison of Years Ended December 31, 2024 and 2023

Research and Development Expenses

Research and development expenses increased $4.6 million, or 47%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase of $4.6 million was primarily due to (i) $5.4 million increase in clinical study expenses primarily attributable to the ongoing Phase 1 clinical study of lomonitinib which began in the second half of 2023, and the Phase 1 healthy volunteer study of lonitoclax which commenced in the fourth quarter of 2024, (ii) a $2.9 million increase relating to licensing fees paid to Eil and Bala for the respective license agreements, and (iii) a 0.5 million increase in program management fees and other expense. The increase in research and development expenses was partially offset by a decrease in pre-clinical expenses of $4.2 million.

General and Administrative Expenses

General and administrative expenses increased $1.9 million, or 9308%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase of $1.9 million was primarily attributable to (i) increases in professional fees of $1.0 million, (ii) increases in personnel related expenses of $0.3 million, (iii) increases in related party administrative services of $0.1 million relating to the Abet services agreement, (iv) increase in stock-based compensation of $0.2 million, and (v) increase in insurance and other expenses of $0.3 million attributable to Director and Officer insurance policies entered into in conjunction with the Merger.

Change in fair value of SAFE liability

Change in fair value of SAFE liability expenses of $0.8 million during the year ended December 31, 2024 represent the increase in fair value of the Company’s SAFE liability from the date of issuance until settlement, primarily driven by changes in the value of the SAFEs as a result of their settlement in conjunction with the Offering.

Interest Income

Interest income increased by $0.1 million, or 100% in the year ended December 31, 2024 compared to the year ended 2023. The change was due to interest earned on a related party promissory note and a certificate of deposit entered into in 2024.

Interest Expense – Related Parties

Interest expense decreased by $0.2 million, or 78%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by a decrease in average outstanding principal balances on promissory notes payable in 2024 in comparison to 2023.

Other Expense

Other expense increased by $0.1 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by foreign exchange losses relating to the activity of the Company’s Australian subsidiary.

Liquidity and Capital

Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates. We have not generated cash from our operations, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. We have funded our operations primarily from sales of our common and preferred stock, issuance of promissory notes, and issuance of SAFEs through December 31, 2024. As of December 31, 2024, we had cash and cash equivalents of $28.4 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(12,041,057)	$(8,412,873)
Financing activities	39,657,639	8,706,164
Net increase in cash and cash equivalents	$27,616,582	$293,291

Operating Activities

During the year ended December 31, 2024, we used $12.0 million of cash in operating activities. Cash used in operating activities reflects our net loss of $17.1 million, partially offset by non-cash adjustments of $4.2 million and changes in operating assets and liabilities of $0.9 million. Non-cash adjustments primarily consisted of changes in the fair value of the Company’s SAFE liability of $0.8 million, the immediate expensing of in-process research and development from the licensing of Eil and Bala intellectual property of $2.9 million, $0.5 million related to stock-based compensation expense, and $0.1 million of non-cash interest expense related to promissory notes with Eil and Bala, partially offset by $0.1 million in interest income earned on a related party promissory notes. Changes in operating assets and liabilities consisted of changes in accrued expenses and other current liabilities of $1.4 million and changes in accounts payable of $0.3 million, partially offset by changes in prepaid expenses of $0.8 million.

During the year ended December 31, 2023, we used $8.4 million of cash in operating activities. Cash used in operating activities reflects our net loss of $9.9 million, adjusted for changes in accrued expenses and other current liabilities of $1.5 million.

Financing Activities

During the year ended December 31, 2024, financing activities provided $39.7 million of net cash, which was attributable to $33.0 million in proceeds from the issuance of our common stock in conjunction with the Offering, $7.5 million in proceeds from the issuance of SAFE instruments that were ultimately settled in conjunction with the Offering, and $7.5 million in capital contributions by our former parent, partially offset by $4.3 million in transaction costs and $4.0 million in cash provided to our former parent in exchange for a promissory note.

During the year ended December 31, 2023, financing activities provided $8.7 million of net cash, which was attributable to proceeds from capital contributions by our former parent.

Funding Requirements

As of December 31, 2024, we had $28.4 million in cash and cash equivalents and an accumulated deficit of $38.8 million. We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development, pursue clinical development of lomonitinib, lonitoclax and a menin inhibitor and repay our promissory notes with Eil and Bala. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

We believe that our cash and cash equivalents, after the consummation of the Merger, the Offering and the Subsequent Closings, will enable us to fund our planned operations for at least twelve months following the date of this Annual Report. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the scope, timing, progress, results and costs of preclinical and clinical development activities;

●	the costs, timing and outcome of regulatory review of product candidates;

●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any product candidates for which we receive marketing approval;

●	the costs of establishing and maintaining arrangements with third party manufacturers for preclinical and clinical development activities and commercial supply of products that receive marketing approval, if any;

●	the revenue, if any, received from commercial sale of our approved products, should any product candidates receive marketing approval;

●	the cash requirements of any future acquisitions or discovery of product candidates;

●	the cost and timing of attracting, hiring and retaining skilled personnel to support our operations and continued growth;

●	the cost of implementing operational, financial and management systems;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	our ability to establish and maintain collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties on favorable terms, if at all; and

●	the costs associated with operating as a public company.

A change in the outcome of any of these or other variables with respect to the development of lomonitinib, lonitoclax, a menin inhibitor or any of the other product candidates we may develop, license or acquire in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings or other dilutive or non-dilutive capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We do not currently have any material contractual obligations or other commitments except with respect to our promissory notes with Eil and Bala. We entered into the promissory notes with Eil and Bala in October 2024. Such promissory notes each bear interest at a rate of 7% per year, mature on October 17, 2026 and permit early repayment without penalty. The promissory notes have an aggregate principal amount of $2.9 million.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our audited financial statements contained in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and development costs

Research and development costs consist primarily of cost of subcontractors and materials used for research and development activities, including preclinical studies, clinical trials, materials and supplies, and professional services. The costs of services performed by others in connection with the research and development activities of the Company, including research and development conducted by others, including by our vendors, related parties and third-party service providers on behalf of the Company, is included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the project and the invoices received from its external service providers. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are probable to be achieved.

Stock-Based Compensation Expenses

The Company measures share-based awards, including stock options issued by the Company, and common units in its former Parent, at their grant-date fair value and records compensation expense over the requisite service period, which is the vesting period of the awards. The Company accounts for forfeitures as they occur.

The grant date fair value of employee and non-employee awards are determined using the Black-Scholes option pricing model, which includes inputs such as the fair value of the Company’s common stock, expected term, risk-free rate, expected stock price volatility over the expected term, and expected dividend yield. For all options granted, the Company calculated the expected term based on the simplified method. The Company has no publicly available stock information and therefore, the Company used the historical volatility of the stock price of similar publicly traded peer companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not anticipate that dividends will be distributed in the near future.

The absence of an active market for the Company’s common stock requires the Company’s Board of Directors to determine the fair value of its common stock for purposes of granting options. The Company obtains third-party valuations to assist the Board of Directors in determining the fair value of the Company’s common stock.

Recent Accounting Pronouncements

Recently issued and adopted/unadopted accounting pronouncements are described in Note 2 to our audited financial statements contained in this Annual Report.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	reduced disclosure about the compensation paid to our executive officers;

●	not being required to submit to our stockholder’s advisory votes on executive compensation or golden parachute arrangements;

●	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes Oxley Act of 2002; and

●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation.

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We may choose to take advantage of some but not all of these exemptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in this Report as set forth in the “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report, after the signature pages of this Annual Report, and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our principal financial officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, where appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

In connection with this assessment, management determined that there were material weaknesses in the Company’s internal controls over financial reporting. The material weaknesses relate to having inadequate accounting personnel and controls over the recording of transactions, including those with related parties, to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to the material weaknesses, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was not effective. Management reviewed the results of management’s assessment with the Board.

We have taken and are taking steps to remediate this material weakness, including through the hiring of external financial consultants and finance personnel to provide needed levels of expertise in our internal accounting function and to implement appropriate controls over the financial reporting. However, we are still in the process of implementing these steps and cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. We have identified other deficiencies in our internal control over financial reporting that have not risen to the level of a material weakness, which we are in the process of remediating. We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or prevent potential future material weaknesses.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, the Company is not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended December 31, 2024 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and our principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s goal is to continue to improve upon our internal control environment as we refine our processes and procedures to address our growing business and operations in other geographies. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measurements that we are anticipating to make, which may include, without limitation, retaining a third party to assist with the implementation of any such remediations. The retention of third-party service providers for purposes of remediation may involve us incurring material costs in the future.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors, including their ages as of April 15, 2025:

NAME	AGE	POSITION(S)	TIME ALLOCATION
Executive Officers:
Iain Dukes, MA, D.Phil.	66	Chief Executive Officer, Chairman and Director	Consultant allocates approximately 30% of his time to the Company.
Nikolay Savchuk, Ph.D.	55	President, Chief Operating Officer and Director	Consultant allocates approximately 30% of his time to the Company.
Non-Employee Directors:
Carl Gordon, CFA, Ph.D.	59	Director	N/A
Eddie Wang Rodriguez	57	Director	N/A

Executive Officers

Iain Dukes, MA, D.Phil, has served as a consultant in the role of our Chief Executive Officer, Chairman and director since the consummation of the Merger and served as Chairman and director of Lomond from January 2020 to the consummation of the Merger. Dr. Dukes is a Venture Partner at OrbiMed Advisors LLC, or OrbiMed, a global investment firm, which he joined in August 2016. Dr. Dukes has served as the Chief Executive Officer of Viriom Inc. since February 2019 and has also served as the Executive Chair of Angiex Inc. since February 2020, the Chief Executive Officer and Chairman of Eilean Therapeutics LLC since July 2022 and President of Dinas Therapeutics, Inc. since March 2022. In June 2018, Dr. Dukes co-founded Theseus Pharmaceuticals, Inc. where he served as chairman and director until its acquisition by Concentra Biosciences, LLC in April 2024. In September 2017, Dr, Dukes co-founded Kartos Therapeutics, Inc. and currently serves as President and as a member of its board of directors. Dr. Dukes previously served as Senior Vice President and Head of Business Development and Licensing for Merck Research Laboratories from August 2013 through May 2016. Prior to joining Merck, Dr. Dukes was Vice President of External Research & Development at Amgen, Inc. from August 2010 to August 2013. He has also served as President and Chief Executive Officer, as well as a member of the Board of Directors of Essentialis Therapeutics, a clinical stage biotechnology company focused on the treatment of rare metabolic diseases. Previously, Dr. Dukes was Vice President of Scientific and Technology Licensing at GlaxoSmithKline, and he held various positions at Glaxo Wellcome, including Head of Exploratory Development for Metabolic and Urogenital Diseases and Head of Ion Channel Drug Discovery Group. From October 2017 to July 2020, Dr. Dukes was a board member and Chairman of KaNDy Therapeutics, which was acquired by Bayer AG in September 2020. From January 2020 to June 2020, Dr. Dukes served as supervisory board member of Themis BioScience GmbH, until it was acquired by Merck & Co. Dr. Dukes also co-founded Telios Pharmaceuticals, Inc., where he serves as President. Dr. Dukes currently serves on the boards of directors of NeRRe Therapeutics, Rathlin Therapeutics Limited and ENYO Therapeutics. Since August 2016, Dr. Dukes has also served as chairman of the board of directors of Iovance Biotherapeutics Inc. In addition, he has served on the board of directors of Ikena Oncology, Inc. since November 2016 and as executive chairman of Traws Pharma, Inc. since April 2024. He previously served on the board of directors of ReViral Limited until its acquisition by Pfizer Inc. in June 2022. Dr. Dukes holds Master of Jurisprudence and Doctor of Philosophy degrees from the University of Oxford, a Master of Science degree in Cardiovascular Studies from the University of Leeds and a Bachelor of Science degree in Pharmacology from the University of Bath. We believe that Dr. Dukes is qualified to serve as a member of our board of directors because of his extensive experience in the pharmaceutical industry, including his service in senior management roles.

Nikolay Savchuk, Ph.D. has served as a consultant in the role of our President and Chief Operating Officer and as a director since the consummation of the Merger and served as Chief Executive Officer and President of Lomond from March 2020 to the consummation of the Merger and director of Lomond from January 2020 to the consummation of the Merger. Dr. Savchuk has been a Managing Director and Founder at Torrey Pines Investment LLC, an investment firm, since November 2002. Since March 2019, he has been a Member at i2020 Accelerator, which is an accelerator program backed by Torrey Pines Investment. He has served on the board of directors of Traws Pharma, Inc. since April 2024. Dr. Savchuk has served as Chief Operating Officer and President of Eilean Therapeutics, LLC since September 2022, as President and Chief Executive Officer of Eil Therapeutics, Inc. since February 2020, as President and Chief Executive Officer of Bala Therapeutics, Inc. since June 2018 and as Chief Executive Officer of Dinas Therapeutics, Inc. since March 2022. In addition, since October 2018, he has been a Founder and Managing General Partner at Teal Ventures, a venture capital fund. Since November 2015, he has been the Chairman of the board of directors of Viriom Inc., a private biotechnology company. He has been the Chairman of the board of directors at ChemDiv, Inc. since November 2013, and he served as Chief Executive Officer at such company from April 2008 to January 2022. Dr. Savchuk holds a Masters of Science degree in Physics and a Ph.D. in Applied Mathematics, each from the Moscow Institute of Physics and Technology. We believe that Dr. Savchuk is qualified to serve as a member of our board of directors because of his deep knowledge of our business and industry and his experience managing life sciences companies.

Non-Employee Directors

Carl Gordon, CFA, Ph.D., has served as a member of our board of directors since the consummation of the Merger and was a director of Lomond from January 2020 to the consummation of the Merger. Dr. Gordon is a founding member and Managing Partner and Co-Head of Global Private Equity at OrbiMed, an investment firm, and has served in such roles since 1998 and 2018, respectively. Dr. Gordon currently serves on the boards of directors of Adicet Bio, Inc., ArriVent Biopharma Inc., Compass Therapeutics Inc., Keros Therapeutics Inc. and Terns Pharmaceuticals, Inc., as well as several private companies. Dr. Gordon previously served on the boards of directors of several companies, including Alector Inc., Arsanis, Inc. (which merged with X4 Pharmaceuticals, Inc.), Intellia Therapeutics, Inc., ARMO Biosciences, Inc., Gemini Therapeutics Inc. (merged with Disc Medicine, Inc.), Kinnate Biopharma, Inc., ORIC Pharmaceuticals, Inc., Passage Bio Inc., Prevail Therapeutics Inc. (which was acquired by Eli Lilly), Selecta Biosciences, Inc., SpringWorks Therapeutics Inc., Theseus Pharmaceuticals, Inc. (which was acquired by Concentra Biosciences LLC) and Turning Point Therapeutics, Inc. (which was acquired by Bristol Myers Squibb Co.). Dr. Gordon received a B.A. in Chemistry from Harvard College, a Ph.D. in Molecular Biology from the Massachusetts Institute of Technology, and was a Fellow at The Rockefeller University. We believe that Dr. Gordon is qualified to serve on our Board of Directors due to his scientific expertise, extensive business experience, and experience in venture capital and the life sciences industry.

Eddie Wang Rodriguez has served as a member of our board of directors since the consummation of the Merger and was a director of Lomond from July 2022 to the consummation of the merger. Since November 2018, Mr. Rodriguez has served as a co-founder and general partner of Teal Ventures, a venture capital fund. Since November 2019, he has served as the General Counsel at Viriom, Inc., a private biotechnology company. Mr. Rodriguez has served as general counsel at Aracari Biosciences, Inc. since February 2023, ScaleCapacity, Inc. since February 2024, Cognitive Medical Systems, Inc. since January 2019, and Kurin, Inc. since July 2016. Prior to launching Teal Ventures, Mr. Rodriguez was a partner at several national law firms and a nationally recognized corporate attorney in the venture capital and M&A fields. Mr. Rodriguez made partner at Brobeck, Phelger & Harrison after just six years and in 2006, Mr. Rodriguez opened the San Diego office of Mintz Levin, where he served as the managing partner of the Mintz Levin San Diego office and also served on the firmwide management committee. In 25 years of practice in law firms, Mr. Rodriguez has represented many startup and emerging growth companies throughout their life cycles, numerous private and public companies in connection with financing and M&A transactions and counseled many companies in corporate governance matters, in industries including life science, medical devices, technology, ecommerce and telecommunications. In addition to his legal practice, Mr. Rodriguez has co-founded several companies in the medical device areas. Mr. Rodriguez has also served and continues to serve on numerous private company boards of directors in various industries, including life science and medical devices. Mr. Rodriguez received a B.S. in Political Science from the University of California, Los Angeles, and a J.D. from Stanford Law School. We believe that Mr. Rodriguez is qualified to serve on our Board of Directors due to his extensive business experience, understanding of corporate governance and experience in venture capital and the life sciences industry.

Board Composition

Our board of directors currently consists of four members. In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors will be divided among the three classes as follows:

●	the Class I director is Eddie Wang Rodriguez, and his term will expire at the first annual meeting of stockholders to be held after the closing of the Merger;

●	the Class II director is Carl Gordon, and his term will expire at the second annual meeting of stockholders to be held after the closing of the Merger; and

●	the Class III directors are Iain Dukes and Nikolay Savchuk, and their terms will expire at the third annual meeting of stockholders to be held after the closing of the Merger.

Directors in a particular class are elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors is elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that only our board of directors can fill vacant directorships, including newly-created seats. Any additional directorships resulting from an increase in the authorized number of directors would be distributed pro rata among the three classes so that, as nearly as possible, each class would consist of one-third of the authorized number of directors.

The classification of our board of directors may have the effect of delaying or preventing changes in our control or management. See the Exhibit 4.4 “Description of Capital Stock” filed with this Annual Report.

Director Independence

Currently, our securities are not listed on a national securities exchange or on any inter-dealer quotation system that has a requirement that a majority of directors be independent. Nevertheless, our board of directors has undertaken a review of the independence of each director using the standards for director independence set forth in the rules of the Nasdaq Stock Market, or Nasdaq, and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities.

Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Dr. Gordon and Mr. Rodriguez does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that he is “independent” as that term is defined under the rules of Nasdaq.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships, Related Party Transactions” elsewhere in this Annual Report.

We anticipate that our common stock will be quoted on the OTCQB Venture Market of the OTC Markets Group Inc., or the OTCQB. For companies subject to reporting obligations under Section 13 or 15(d) of the Exchange Act, the rules of OTCQB do not provide for any requirements relating to director independence or board committees.

In the future, we intend to apply to have our common stock listed on a national securities exchange, such as Nasdaq, where our common stock is currently ineligible to be listed. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within 12 months from the date of listing.

In addition, the rules of Nasdaq require that, subject to specified exceptions, (i) a majority of the members of a listed company’s audit, compensation and nominating and corporate governance committees be independent within 90 days from the date of listing and (ii) each member of such committees must be independent within 12 months from the date of listing. Audit committee members of companies listed on Nasdaq must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our board of directors has determined that none of our current directors satisfy Nasdaq’s requirements for independence that apply to audit committees. Our board of directors has also determined that each of its members can read and understand fundamental financial statements and that Dr. Gordon qualifies as an audit committee financial expert within the meaning of SEC regulations and would meets the financial sophistication requirements of Nasdaq.

In addition, to be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company. Our board of directors has determined that Dr. Gordon satisfies Nasdaq’s requirements for independence that apply to compensation committees.

As of the date of this Annual Report, we are a “controlled company” within the meaning of the Nasdaq rules because Eilean Therapeutics, LLC holds more than 50% of the voting power for the election of our directors. As a result, we may be eligible to take advantage of exemptions from certain corporate governance requirements, including the requirement to have a majority independent board, certain heightened independence standards for compensation committee members and rules regarding the selection and recommendation of director nominees.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure. Our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its oversight function directly as a whole, including with respect to cybersecurity, our financial reporting, accounting and auditing matters.

Committees of the Board of Directors

Our board of directors has not established any committees of the board of directors. Currently, our entire board of directors performs all functions that would otherwise be performed by committees. Our board of directors does not have a policy with regard to the consideration of any director candidates recommended by security holders. If we later apply to be listed on Nasdaq or another national securities exchange, we intend to expand the size of our board and establish audit, compensation and nominating and corporate governance committees.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2024, none of the Company, Venetian-1 nor Lomond had a compensation committee or a separate committee performing equivalent functions. During the year ended December 31, 2024, Venetian-1 did not compensate any of its directors or executive officers. In addition, during the year ended December 31, 2024, all members of Lomond’s board of directors, including Dr. Dukes and Dr. Savchuk, participated in deliberations of Lomond’s board of directors concerning executive officer compensation. None of our executive officers serves, or served during the year ended December 31, 2024, as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors.

Code of Conduct

Our board of directors intends to adopt a Code of Conduct, or the Conduct Code. The Conduct Code will apply to all of our employees, officers and directors, as well as all of our contractors, consultants, suppliers and agents in connection with their work for us. The Conduct Code will be available on our website at www.lomondther.com. Information contained on or accessible through this website is not a part of this Annual Report, and the inclusion of such website address in this Annual Report is an inactive textual reference only. Any amendments to the Conduct Code, once adopted, or any waivers of its requirements, are expected to be disclosed on its website to the extent required by applicable rules and exchange requirements.

Insider Trading Policy

As of the date hereof, we have not adopted a formal insider trading policy. In connection with our initial business combination, our board of directors intends to adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information, and (ii) clear all trades of company securities with a compliance officer prior to execution.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business or property of such person or any partnership or business in which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities;

4.	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION

From the inception of Venetian-1 Acquisition Corp. to the date when the Merger was consummated, no compensation was earned by or paid to its executive officers.

Upon the consummation of the Merger, Lomond became the wholly-owned subsidiary of Venetian-1 Acquisition Corp., and Lomond’s senior management became the senior management of Venetian-1 Acquisition Corp. The following table summarizes the compensation of Lomond’s principal executive officer and its most highly compensated executive officer (other than its chief executive officer) who were serving as executive officers as of December 31, 2024 and December 31, 2023, whom we refer to herein as our “named executive officers.”

Summary Compensation Table

The following table shows information regarding the compensation awarded to, earned by or paid to each of Lomond’s named executive officers for the years ended December 31, 2024 and December 31, 2023. Lomond had only two named executive officers during 2023 and 2024.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUSES ($)	OPTION AWARDS ($) (1)	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION ($)	TOTAL ($)
Iain Dukes
Chief Executive Officer, Chairman, and Director	2024	66,667	(2)	200,000	4,606,734	-	-	4,873,401
	2023	-		-	-	-	-	-

Nikolay Savchuk
President, Chief Operating Officer, and Director	2024	66,667	(3)	200,000	2,764,040	-	-	3,030,707
	2023	-		-	-	-	-	-

(1)	Represents the grant date fair value of options awarded during the year ended December 31, 2024 as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Options Award column are set forth in Note 9 to our financial statements included elsewhere in this Annual Report. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards, and do not necessarily correspond to the actual economic value that may be received by each named executive officer from the options.

(2)	Amount represents consulting fees paid pursuant to a consulting agreement between Dr. Dukes and the Company dated November 1, 2024.

(3)	Amount represents consulting fees paid pursuant to a consulting agreement between Dr. Savchuk and the Company dated November 1, 2024.

Narrative Disclosure to Summary Compensation Table

During 2023, Lomond’s executive officers did not receive any compensation.

Currently, Dr. Dukes and Dr. Savchuk are our consultants. We generally do not provide our named executive officers with perquisites or other personal benefits. However, we do reimburse our named executive officers for their necessary and reasonable business and travel expenses incurred in connection with their services to us.

Consulting Arrangements with our Named Executive Officers

On November 1, 2024, Lomond entered into a consulting agreement with each of Dr. Dukes and Dr. Savchuk and, as described below, granted our named executive officers certain compensatory stock options. Prior to taking such actions, compensation paid to Lomond’s named executive officers consisted of grants of common limited liability units by Eilean Therapeutics, LLC, or Eilean, prior to the Merger, under Eilean’s 2022 Equity Incentive Plan and, in the case of Dr. Dukes, vesting under a stock purchase agreement.

The grants of Eilean’s limited liability units were paid in respect of services provided to Eilean and its subsidiaries, including Lomond, and were subject to time-based service requirements. In October 2022, Dr. Dukes was granted (1) 1,243,416 common units in Eilean of which 50% were vested as of July 7, 2022, with the remaining units vesting in equal monthly installments over the following 24 months and (2) 520,354 common units, or the Second 2022 Tranche, in Eilean with a vesting commencement date of July 7, 2022 that vested or will vest in 48 equal monthly installments. The units in the Second 2022 Tranche shall also vest if Eilean is subject to a change in control before Dr. Dukes’s service as Eilean’s Chief Executive Officer terminates and Dr. Dukes is terminated by Eilean without cause or he resigns for good reason within 12 months of such change in control. In October 2022, Dr. Savchuk was granted 1,121,836 common units in Eilean of which 50% were vested as of July 7, 2022, with the remaining units vesting in equal monthly installments over the following 24 months.

In February 2020, Dr. Dukes purchased 120,000 shares of Lomond’s common stock pursuant to a stock purchase agreement. Such shares were subject to Lomond’s right of repurchase and vested according to a time-based service requirement. In particular, the shares subject to such agreement vested in equal installments over a 36-month period and became fully vested in February 2023. Pursuant to the exchange agreement described in the section entitled “Reorganization,” each share of common stock issued by Lomond held by stockholders were exchanged for limited liability units of Eilean, including such shares purchased by Dr. Dukes in February 2020.

Consulting Agreement with Dr. Dukes

Lomond entered into a consulting agreement with Dr. Dukes, our Chief Executive Officer and Chairman, on November 1, 2024. Pursuant to the terms of Dr. Dukes’ consulting agreement, Dr. Dukes serves as our Chief Executive Officer and Chairman, is eligible to receive consulting fees at an annual rate of $400,000 and is eligible to receive an annual incentive payment equal to up to 50% of such annual consulting fees, subject to the achievement of applicable performance metrics as determined by our board of directors. Dr. Dukes’ consulting agreement contains customary invention assignment and confidentiality provisions.

In connection with Dr. Dukes’ services to the Company, Dr. Dukes was granted an option to purchase 2,096,667 shares of Lomond’s common stock on September 19, 2024, or the Dukes option. The Dukes option vests as follows: commencing with the date on which Lomond completed a merger, consolidation or share exchange with a special purpose acquisition company or other similar entity in which the common stock (or similar securities) of the surviving or parent entity was registered under Section 12 of the Exchange Act on or prior to December 31, 2024, or the vesting milestone, 1/48th of the shares underlying the Dukes option shall vest on each month thereafter, subject to Dr. Dukes continued services to us through the relevant vesting dates. Pursuant to the Dukes option, the achievement of the vesting milestone is determined by our board of directors in its discretion, and the vesting milestone was achieved when the Merger closed. In October 2024, the Board approved an amendment to the vesting of the Dukes option, such that all remaining unvested shares subject to the Dukes option vest if (a) Lomond is subject to a Change in Control before his service with the Company terminates and (b) he is subject to an Involuntary Termination within 12 months after that Change in Control.

Consulting Agreement with Dr. Savchuk

Lomond entered into a consulting agreement with Dr. Savchuk, our Chief Operating Officer and President, on November 1, 2024. Pursuant to the terms of Dr. Savchuk’s consulting agreement, Dr. Savchuk serves as our Chief Operating Officer and President, is eligible to receive consulting fees at an annual rate of $400,000 and is eligible to receive an annual incentive payment equal to up to 50% of such annual consulting fees, subject to the achievement of applicable performance metrics as determined by our board of directors. Dr. Savchuk’s consulting agreement contains customary invention assignment and confidentiality provisions.

In connection with Dr. Savchuk’s services to the Company, Dr. Savchuk was granted an option to purchase 1,258,000 shares of Lomond’s common stock on September 19, 2024, or the Savchuk option. The Savchuk option vests as follows: commencing with the date on which Lomond completed a merger, consolidation or share exchange with a special purpose acquisition company or other similar entity in which the common stock (or similar securities) of the surviving or parent entity was registered under Section 12 of the Exchange Act on or prior to December 31, 2024, or the vesting milestone, 1/48th of the shares underlying the Savchuk option shall vest on each month thereafter, subject to Dr. Savchuk continued services to us through the relevant vesting dates. Pursuant to the Savchuk option, the achievement of the vesting milestone is determined by our board of directors in its discretion, and the vesting milestone was achieved when the Merger closed. In October 2024, the Board approved an amendment to the vesting of the Savchuk option, such that all remaining unvested shares subject to the Savchuk option vest if (a) Lomond is subject to a Change in Control before his service with the Company terminates and (b) he is subject to an Involuntary Termination within 12 months after that Change in Control.

Applicable Definitions Relating to Involuntary Termination

“Cause” generally means unauthorized disclosure of confidential information that causes material harm to us; the executive’s material breach of an agreement with us; the executive’s material failure to comply with our written policies or rules; the executive’s conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any state; the executive’s gross negligence or willful misconduct in connection with the performance of his or her duties to us; the executive’s continuing failure to perform assigned duties after receiving written notification of the failure from our board of directors; or the executive’s failure to cooperate in good faith with a governmental or internal investigation of the company or its directors, officers or employees, if we have requested such executive’s cooperation.

“Change in Control” generally means a dissolution, liquidation or winding up of the company, a sale of all or substantially all of our assets, or the consummation of a merger or consolidation of the company into another entity following which holders of our capital stock do not hold a majority of the voting power of the surviving or acquiring entity in substantially the same proportions.

“Resignation for Good Reason” generally means a resignation by the executive within 12 months following a material diminution of base salary, a material diminution of authorities, duties or responsibilities or our material breach of any agreement by us with such executive.

“Involuntary Termination” shall mean the executive’s involuntary discharge by us for reasons other than Cause, or the executive’s Resignation for Good Reason.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table provides information regarding the outstanding equity awards held by our named executive officers as of December 31, 2024. See “Equity Incentive Plan Information,” below, for additional information regarding our equity incentive plans.

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Iain Dukes	43,680	2,052,987	(1)	-	$1.30	9/18/2034	-	-	-	-

Nikolay Savchuk	26,208	1,231,792	(2)	-	$1.30	9/18/2034	-	-	-	-

(1)	The options are subject to a service-based vesting requirement, which shall be satisfied over a four-year period with 1/48th of the options vesting monthly after November 1, 2024, subject to the Dr. Dukes’ continuous service with the Company through each such vesting date.

(2)	The options are subject to a service-based vesting requirement, which shall be satisfied over a four-year period with 1/48th of the options vesting monthly after November 1, 2024, subject to the Dr. Savchuk’s continuous service with the Company through each such vesting date.

Equity Plans

Lomond Stock Plan

General. Lomond’s board of directors adopted, and its stockholder approved, the Lomond Stock Plan in September 2024, or the Lomond Plan. The Lomond Plan was terminated in connection with the closing of the Merger.

Share Reserve. As of September 19, 2024, Lomond reserved 4,329,617 shares of its common stock for issuance under the Lomond Plan. Immediately prior to the consummation of the Merger, 4,329,617 options were outstanding under the Lomond Plan at an exercise price of $1.30 per share. Unissued shares subject to awards that expire, are forfeited, or are cancelled, shares reacquired by us and shares withheld in payment of the purchase price or exercise price of an award or in satisfaction of withholding taxes will again become available for issuance under the 2024 Plan (as defined below).

2024 Equity Incentive Plan

Our board of directors adopted our 2024 Equity Incentive Plan, or the 2024 Plan, and the 2024 Plan was approved by our stockholders, in November 2024. The 2024 Plan became effective upon closing of the Merger. The 2024 Plan is intended to replace the Lomond Plan. However, awards outstanding under the Lomond Plan will continue to be governed by their existing terms.

Types of Awards. The 2024 Plan provides for the grant of stock options, which may be ISOs or nonstatutory stock options, or NSOs, stock appreciation rights, or SARs, restricted shares and restricted stock units, or RSUs, or collectively, awards.

Administration. The 2024 Plan is administered by our board of directors and/or by one or more committees to which our board of directors delegates such administration, or the 2024 Plan Administrator, as applicable. Subject to the terms of the 2024 Plan, the 2024 Plan Administrator will have the complete discretion to determine the eligible individuals who are to receive awards under the plan, to determine the terms and conditions of awards granted under the 2024 Plan and to make all decisions related to the 2024 Plan and awards granted thereunder.

Share Reserve. The number of shares of our common stock that may be issued under the 2024 Plan is equal to the sum of (x) 1,759,608 shares, plus (y) up to 4,329,617 shares subject to awards granted under the Lomond Plan that were outstanding on the date of the Merger and that are subsequently forfeited, expire or lapse unexercised or unsettled or are reacquired by us, plus (z) the annual increase in shares described below. While a maximum of 4,329,617 shares may be added to the 2024 Plan from the Lomond Plan, since this assumes that all awards outstanding under the Lomond Plan on the date of this merger will be forfeited, we expect the actual number of shares added to the 2024 Plan to be less.

On the first day of each of our fiscal years during the term of the 2024 Plan, beginning on January 1, 2026 and ending on (and including) January 1, 2034, the number of shares of our common stock that may be issued under the 2024 Plan will increase by a number of shares equal to the lesser of (a) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (b) a number of shares (including zero) that the 2024 Plan Administrator determines for purposes of the annual increase for that fiscal year.

If options, stock appreciation rights, restricted stock units or any other awards are forfeited, cancelled or expire, the shares subject to such awards will again be available for issuance under the 2024 Plan. If stock appreciation rights are exercised or restricted stock units are settled, only the number of shares actually issued upon exercise or settlement of such awards will reduce the number of shares available under the 2024 Plan. If restricted shares or shares issued upon exercise of an option are reacquired by us pursuant to a forfeiture provision, repurchase right or for any other reason, then such shares will again be available for issuance under the 2024 Plan. Shares applied to pay the exercise price of an option or satisfy withholding taxes related to any award will again become available for issuance under the 2024 Plan. To the extent an award is settled in cash, the cash settlement will not reduce the number of shares available for issuance under the 2024 Plan.

Shares issued under the 2024 Plan may be authorized but unissued shares or treasury shares. As of the date hereof, no awards have been granted under the 2024 Plan.

Incentive Stock Option Limit. No more than 22,003,540 shares of our common stock may be issued under the 2024 Plan upon the exercise of ISOs.

Eligibility. Employees (including officers), non-employee directors and consultants who render services to us or a parent, subsidiary or affiliate of us (whether now existing or subsequently established) are eligible to receive awards under the 2024 Plan. ISOs may only be granted to employees of us or a parent or subsidiary of us (whether now existing or subsequently established). As of the date of this Annual Report, approximately seven persons (including 2 executive officers and one non-employee director) would be eligible to participate in the 2024 Plan.

International Participation. The 2024 Plan Administrator has the authority to implement sub-plans (or otherwise modify applicable grant terms) for purposes of satisfying applicable foreign laws, conforming to applicable market practices or for qualifying for favorable tax treatment under applicable foreign laws, and the terms and conditions applicable to awards granted under any such sub-plan or modified award may differ from the terms of the 2024 Plan. Any shares issued in satisfaction of awards granted under a sub-plan will come from the 2024 Plan share reserve.

Repricing. The 2024 Plan Administrator has full authority, without specific stockholder approval, to reprice (reduce the exercise price of) options and stock appreciation rights or to approve programs in which options and stock appreciation rights are exchanged for cash or other equity awards on terms the 2024 Plan Administrator determines.

Stock Options. A stock option is the right to purchase a certain number of shares of stock at a fixed exercise price which, pursuant to the 2024 Plan, may not be less than 100% of the fair market value of our common stock on the date of grant. Subject to limited exceptions, an option may have a term of up to 10 years and will generally expire sooner if the optionee’s service terminates. Options will vest at the rate determined by the 2024 Plan Administrator. An optionee may pay the exercise price of an option in cash, or, with the administrator’s consent, with shares of common stock the optionee already owns, with proceeds from an immediate sale of the option shares through a broker approved by us, through a net exercise procedure or by any other method permitted by applicable law.

Stock Appreciation Rights. A stock appreciation right provides the recipient with the right to the appreciation in a specified number of shares of stock. The 2024 Plan Administrator determines the exercise price of stock appreciation rights granted under the 2024 Plan, which may not be less than 100% of the fair market value of our common stock on the date of grant. Subject to limited exceptions, a stock appreciation right may have a term of up to 10 years and will generally expire sooner if the recipient’s service terminates. SARs will vest at the rate determined by the 2024 Plan Administrator. Upon exercise of a SAR, the recipient will receive an amount in cash, stock, or a combination of stock and cash determined by the 2024 Plan Administrator, equal to the excess of the fair market value of the shares being exercised over their exercise price.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Awards. Shares of restricted stock may be issued under the 2024 Plan for such consideration as the 2024 Plan Administrator may determine, including cash, services rendered or to be rendered to us, promissory notes or such other forms of consideration permitted under applicable law. Restricted shares may be subject to vesting, as determined by the 2024 Plan Administrator. Recipients of restricted shares generally have all of the rights of a stockholder with respect to those shares, including voting rights, however any dividends and other distributions on restricted shares will generally be subject to the same restrictions and conditions as the underlying shares.

Restricted Stock Units. A restricted stock unit is a right to receive a share, at no cost to the recipient, upon satisfaction of certain conditions, including vesting conditions, established by the 2024 Plan Administrator. RSUs vest at the rate determined by the 2024 Plan Administrator and any unvested RSUs will generally be forfeited upon termination of the recipient’s service. Settlement of restricted stock units may be made in the form of cash, common stock or a combination of cash and common stock, as determined by the 2024 Plan Administrator. Recipients of restricted stock units generally will have no voting or dividend rights prior to the time the vesting conditions are satisfied and the award is settled. At the 2024 Plan Administrator’s discretion and as set forth in the applicable restricted stock unit agreement, restricted stock units may provide for the right to dividend equivalents which will generally be subject to the same conditions and restrictions as the restricted stock units to which they pertain.

Other Awards. The 2024 Plan Administrator may grant other awards based in whole or in part by reference to our common stock and may grant awards under other plans and programs that will be settled with shares issued under the 2024 Plan. The 2024 Plan Administrator will determine the terms and conditions of any such awards.

Changes to Capital Structure. In the event of certain changes in capitalization, including a stock split, reverse stock split or stock dividend, proportionate adjustments will be made in the number and kind of shares available for issuance under the 2024 Plan, the number of shares that may be added to the 2024 Plan from Lomond’s 2024 Plan, the limit on the number of shares that may be issued under the 2024 Plan as ISOs, the number and kind of shares subject to each outstanding award and/or the exercise or repurchase price applicable to each outstanding award.

Corporate Transactions. If we are party to a merger, consolidation or certain change in control transactions, each outstanding award will be treated as described in the definitive transaction agreement or as the 2024 Plan Administrator determines, which may include the continuation, assumption or substitution of an outstanding award, the cancellation of an outstanding award after an opportunity to exercise or the cancellation of an outstanding award in exchange for a payment equal to the value of the shares subject to such award less any applicable exercise price.

Change of Control. The 2024 Plan Administrator may provide, in an individual award agreement or in any other written agreement with a participant, that the award will be subject to acceleration of vesting and exercisability in the event of a change of control or in connection with a termination of employment in connection with or following a change in control.

Transferability of Awards. Unless the 2024 Plan Administrator determines otherwise, an award generally will not be transferable other than by beneficiary designation, a will or the laws of descent and distribution. The 2024 Plan Administrator may permit transfer of an award in a manner consistent with applicable law.

Amendment and Termination. The 2024 Plan Administrator may amend or terminate the 2024 Plan at any time. Any such amendment or termination will not affect outstanding awards. If not sooner terminated, the 2024 Plan will terminate automatically in 2034, 10 years after its adoption by our board of directors. Shareholder approval is not required for any amendment of the 2024 Plan, unless required by applicable law or exchange listing standards.

Equity Award Grant Timing

We do not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. We intend to grant such options as may be deemed appropriate by our Board from time to time based on the facts and circumstances, as applicable. We have not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates.

During fiscal year 2024, we did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

Director Compensation

Venetian-1 did not provide compensation to any members of its board of directors during the years ended December 31, 2024 and December 31, 2023. In addition, Lomond did not provide compensation to any non-employee members of its board of directors in their capacity as such during the years ended December 31, 2024 and December 31, 2023. Lomond historically reimbursed its non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Non-Employee Director Compensation Program

Our board of directors intends to adopt a compensation program for our non-employee directors that will consist of annual retainer fees and long-term equity awards, the material terms of which have not yet been determined.

Disclosure of Action to Recover Erroneously Awarded Compensation

To date, our securities have not been listed on a national securities exchange. As a result, we have not been required to adopt, nor have we adopted, a compensation recovery policy required by listing standards adopted pursuant to Rule 10D-1 under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2025, by:

●	each of our named executive officers;

●	each of our directors

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

The percentage of shares beneficially owned is computed on the basis of 32,198,214 shares of common stock outstanding as of April 15, 2025. Shares of common stock that a person has the right to acquire within 60 days of April 15, 2025 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o 8 The Green Ste 8490, Dover, Delaware, 19901.

Name	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Eilean Therapeutics, LLC(1)	14,420,383	44.8%
Deerfield Partners, L.P.(2)	2,692,625	8.4
Entities affiliated with OrbiMed(3)(1)	2,677,256	8.3
TPAV, LLC(4)(1)	2,677,256	8.3
Yosemite Fund I, LP(5)	2,500,000	7.8
Q Healthcare Holding LLC(6)	2,500,000	7.8
American Financial Group(7)	1,722,222	5.3

Directors and Named Executive Officers
Iain Dukes, M.A., D.Phil.(8)(1)	305,764	*
Nikolay Savchuk, Ph.D.(9)(1)	183,458	*
Carl Gordon, CFA, Ph.D.(3)(1)	2,677,256	8.3
Eddie Wang Rodriguez	-	-
All directors and executive officers as a group (4 persons)	3,166,478	9.7

*	Less than one percent.

(1)	The board of managers of this stockholder exercises voting and investment power, and such board consists of four individuals, including Dr. Dukes, Dr. Savchuk, Dr. Gordon and Mr. Rodriguez. As a result, none of these four individuals has sole or shared voting or investment power over the shares of our common stock held by this stockholder. Each of OrbiMed, TPAV, LLC, Dr. Dukes and Dr. Savchuk hold membership interests in Eilean and may be deemed to have an economic interest in the shares of common stock held by Eilean. Each of OrbiMed, TPAV, Dr. Dukes and Dr. Savchuk disclaims beneficial ownership of these securities and this Annual Report shall not be deemed an admission that any one of OrbiMed, TPAV, Dr. Dukes or Dr. Savchuk is the beneficial owner of such securities for purposes of Section 16 or for any other purpose, except to the extent of their respective pecuniary interests therein. The principal address for this stockholder is 8 The Green Suite 8183 Dover, DE 19901.

(2)	The general partner of Deerfield Partners, L.P. is Deerfield Mgmt, L.P. Deerfield Management Company, L.P. is the investment manager of Deerfield Partners, L.P. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt, L.P. and Deerfield Management Company, L.P. Each of Mr. Flynn and the entities listed in this footnote may be deemed to share voting and investment power over the shares held or beneficially owned by Deerfield Partners, L.P. The address of this stockholder is 345 Park Avenue South, Floor 12, New York, NY 10010.

(3)	Consists of (i) 1,521,888 shares of our common stock held directly by OrbiMed Private Investments VII, LP, or OPI VII, (ii) 925,635 shares of our common stock held directly by OrbiMed Private Investments VIII, LP, or OPI VIII, and (iii) 114,733 shares of our common stock held directly by OrbiMed Private Investments IX, LP, or OPI IX. OrbiMed Capital GP VII LLC, or GP VII, is the general partner of OPI VII. OrbiMed Capital GP VIII LLC, or GP VIII, is the general partner of OPI VIII. OrbiMed Capital GP IX LLC, or GP IX, is the general partner of OPI IX. OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of GP VII, GP VIII, and GP IX. By virtue of such relationships, (i) OrbiMed Advisors and GP VII may be deemed to have voting power and investment power over the securities held by OPI VII; (ii) OrbiMed Advisors and GP VIII may be deemed to have voting power and investment power over the securities held by OPI VIII; and (iii) OrbiMed Advisors and GP IX may be deemed to have voting power and investment power over the securities held by OPI IX. OrbiMed Advisors exercises voting and investment power through a management committee comprising Dr. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the shares held by OPI VII, OPI VIII and OPI IX. Dr. Gordon is a member of our board of directors. The address for each of the entities and individuals identified in this footnote is c/o OrbiMed Advisors LLC, 601 Lexington Avenue 54th Floor, New York, NY 10022.

(4)	Nikolay Savchuk is the sole manager on the Board of Managers of TPAV, LLC and a member of our board of directors and our Chief Operating Officer and President. Dr. Savchuk disclaims beneficial ownership of the securities held by TPAV, LLC except to the extent of his pecuniary interest therein. The address for TPAV, LLC is 12730 High Bluff Drive, Suite 100, San Diego, CA 92130.

(5)	Yosemite GP I, L.L.C. (“Yosemite GP I”), the general partner of Yosemite Fund I, L.P. (“Yosemite Fund I”), may be deemed to have sole voting and investment power over the shares held or beneficially owned by Yosemite Fund I, and Reed Jobs, the sole managing member of Yosemite GP I, may be deemed to have sole voting and investment power over these shares. The principal business address of Yosemite Fund I is 901 Battery Street, San Francisco, CA 94111.

(6)	Qatar Investment Authority (“QIA”) may be deemed to have sole voting and investment power over the shares held or beneficially owned by Q Healthcare Holding LLC (“Q Healthcare”). The principal business address of Q Healthcare is c/o Qatar Investment Authority, Ooredoo Tower (Building 14), Al Dafna Street (Street 801), Al Dafna (Zone 61), Doha, Qatar.

(7)	Consists of shares of common stock held directly by Great American. Great American is a wholly-owned subsidiary of American Financial Group, Inc., or AFG, which may be deemed to have beneficial ownership over the shares held by Great American. The principal business address for each of the entities identified in this footnote is 301 East Fourth Street, Cincinnati, Ohio 45202. Not included in this total are 436,111 shares of common stock beneficially owned by S. Craig Lindner, who serves as Co-CFO and a director of AFG, and 411,111 shares of common stock beneficially owned by John B. Berding, who serves as President and a director of AFG. Investment decisions for AFG’s holdings are not made by any single individual. Buy and sell decisions and voting decisions are made based on collaboration among the portfolio manager, sector specific analysts, legal and compliance personnel and, in certain cases, parent company officers

(8)	Consists of 305,764 shares of our common stock issuable upon exercise of outstanding stock options held by Dr. Dukes, which are exercisable within 60 days of April 15, 2025.

(9)	Consists of 183,458 shares of our common stock issuable upon exercise of outstanding stock options held by Dr. Savchuk, which are exercisable within 60 days of April 15, 2025. Does not include 2,677,256 shares held by TPAV, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below all the transactions to which we, since the consummation of the Merger, or Lomond, since January 1, 2021, have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of its total assets at year end for the last two completed fiscal years; and in which any of our or Lomond’s executive officers, directors or beneficial holders of more than 5% of our or Lomond’s capital stock (or any immediate family member of, or person sharing the household with, any of these individuals or entities), which are collectively referred to as a related person, had or will have a direct or indirect material interest, other than compensation arrangements which are described in the section titled “Executive Compensation” and the registration rights agreement entered into pursuant to the Offering, filed as Exhibit 10.6 to this Annual Report. The following description is historical and has not been adjusted to give effect to the Merger.

Series Seed Preferred Stock Financing

Between March 2020 and August 2021, Lomond issued and sold an aggregate of 13,661,416 shares of Series Seed preferred stock, par value $0.0001 per share, or Series Seed Preferred Stock, at a purchase price of approximately $0.402594 per share for an aggregate purchase price of approximately $5.5 million.

The following table summarizes purchases of shares of Series Seed Preferred Stock by Lomond’s executive officers, directors and holders of more than 5% of its capital stock:

Purchaser (1)	Shares of Series Seed Preferred Stock	Total Purchase Price
Entities affiliated with OrbiMed (2)	6,830,708	$2,750,000
TPAV, LLC(3)	6,830,708	$2,750,000
Total	13,661,416	$5,500,000

(1)	See “Security Ownership of Certain Beneficial Owners and Management” for additional information about shares held by these entities.

(2)	OrbiMed Private Investments VII, LP, an entity affiliated with OrbiMed, held more than 5% of our capital stock at the time of the transaction. Dr. Gordon, one of our directors is a member of OrbiMed.

(3)	Nikolay Savchuk is our President and Chief Operating Officer, one of our directors and an affiliate of TPAV, LLC. In addition, at the time of the transaction, there was an additional member of Lomond’s board who was an affiliate of Torrey Pines.

Pursuant to the exchange agreement described further in the section below titled “Reorganization,” each share of Seed Preferred Stock held by the stockholders was exchanged for limited liability units of Eilean, and Lomond became a direct, wholly-owned subsidiary of Eilean. Dr. Dukes is the Chief Executive Officer and Chairman of Eilean and Dr. Savchuk is the Chief Operating Officer and President of Eilean. Each of Dr. Dukes and Dr. Savchuk have minority ownership stakes in Eilean, with TPAV, LLC and Entities affiliated with OrbiMed holding a combined majority ownership stake.

Services Agreements

In March 2020, we entered into an administrative services agreement with Eil, an entity in which our 5% or greater stockholders at the time, which were entities affiliated with OrbiMed and Torrey Pines, and Eilean, since the reorganization described above, had or have an indirect material interest. Further, Dr. Savchuk, our President and Chief Operating Officer is President and Chief Executive Officer of Eil. Pursuant to such administrative services agreement, Eil agreed to provide Lomond, directly or indirectly through its contractors, administrative support services and access to Eil’s staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, and various tax-related services, among other services. Pursuant to the administrative services agreement, we recognized expense of $1.0 million during the year ended December 31, 2023. The administrative services agreement with Eil was terminated in October 2024.

In connection with such termination, in October 2024, we entered into an administrative services & co-employment agreement, or services agreement, with Abet Solutions. Pursuant to such use of services agreement, Abet Solutions agreed to provide Lomond, directly or indirectly through its contractors, administrative support services and access to staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, insurance program marketing and administration and various tax-related services. In exchange, Lomond agreed to, among other items, pay cash compensation and indemnify Abet Solutions in certain instances. We and Eil share certain employment-related expenses in connection with the Abet services agreement. Dr. Savchuk, our President and Chief Operating Officer, has a material direct interest in Abet Solutions by virtue of his majority ownership of Abet Solutions.

Expert Systems AI/ML Platform - Master Research and Development Agreement

We entered into a master research and development agreement (the “Expert Systems MRDA”) with Expert Systems on July 1, 2024. Pursuant to the Expert Systems MRDA, Expert Systems agreed to provide us certain drug development, research, consulting and related administrative services from time to time pursuant to certain work orders as agreed by both parties.

As is relates to research services provided to the Company under the MRDA, Expert Systems provides such research services via their AI/ML platform to choose molecular mechanisms of pathology and to rationally design, accelerate discovery and optimize development of potential therapies. Expert Systems leverages large language models (LLMs) to support this process. Specifically, the model consists of LLM set models applied for targeting pharma products, aiding various aspects of discovery and development from IP landscape analysis and IP management, folding based discovery, predicting of nonclinical and clinical data. Nonclinical chemical biology and proprietary data accumulated from Expert Systems’ network partners is fed into the platform.

Our goal is to utilize this AI/ML platform to become a leader in developing novel breakthrough medicines to maximize clinical benefit when treating hematologic malignancies. We have already utilized this MRDA for Lomonitinib (ZE46-0134) Lonitoclax (ZE50-0134) to help with program ideation, rational drug discovery and program support for setting up its translational programs towards early development.

We also utilize Expert Systems under the MRDA for general consulting and related administrative services unrelated to the use of the AI/ML platform.

Expert Systems is the owner of the AI/ML platform which is proprietary to Expert Systems. Expert Systems does not license the platform to the Company but rather provides research services to the Company under the MRDA by utilizing its AI/ML platform. The Company owns all outputs from the services provided by Expert Systems by utilizing the platform, including the data and resulting programs.

Expert Systems will submit invoices to the Company for each payment due according to the work order agreed upon whether a fixed price, time and materials (T&M) or full-time employee (FTE) business arrangement. Either party has the right to terminate the Expert Systems MRDA at any time upon not less than thirty (30) days prior written notice or, if either party shall be in material breach of the agreement, and should such breach continue for sixty (60) days after written notification to the party in breach, then the non-breaching party may at its option terminate the agreement or suspend the performance of its obligations under the agreement by giving the party in breach immediate notice of termination or suspension.

Our President and Chief Operating Officer, Dr. Savchuk’s son, Ivan Savchuk, has a direct interest in Expert Systems by virtue of his minority share ownership in the company. The Company recognized expense of $1.3 million related to the master research and development agreement with Expert Systems during the year ended December 31, 2024.

Research and Development Agreement

Since March 2020, Lomond purchased research and development services from ChemDiv, Inc., an entity in which Dr. Savchuk, our President and Chief Operating Officer, was Chief Executive Officer from November 2013 to January 2022. Lomond did not enter into any agreements with ChemDiv, Inc. other than agreeing to such company’s standard terms and conditions. During the years ended December 31, 2024 and 2023, Lomond recognized expense of $0.3 million, and $6.2 million, respectively, related to ChemDiv, Inc services.

Master Services Agreement

In January 2023, Lomond and Eilean Therapeutics AU Pty Ltd., or Eilean AU, a CRO, entered into a master services agreement pursuant to which Eilean AU provides Lomond with clinical trial-related services and data and research services. Lomond agreed to pay fees under the agreement as well as a 1% royalty on the gross revenue on commercialized products produced under the agreement. Eilean AU is a wholly owned subsidiary of Eilean Therapeutics, LLC, or Eilean, Lomond’s former parent company and currently greater than 5% holder of our common stock. Dr. Dukes is the Chief Executive Officer and Chairman of Eilean and Dr. Savchuk is the Chief Operating Officer and President of Eilean. During the years ended December 31, 2024 and 2023, Lomond recognized $8.2 million, and $3.0 million, respectively, related to the master services agreement with Eilean AU.

Promissory Notes

Between May 2022 and January 2023, Lomond issued to Eil and Dinas Therapeutics, Inc., each wholly-owned subsidiaries of Eilean, an aggregate of approximately $5.1 million of promissory notes with interest rates between 2.5% and 5%, or the Eilean promissory notes. In December 2023, Eilean assumed the Eilean promissory notes and forgave all of such outstanding indebtedness. Lomond agreed to treat such debt as a capital contribution to Lomond. As a result, as of December 7, 2023, Lomond had no outstanding indebtedness pursuant to any of the Eilean promissory notes. While the Eilean promissory notes were outstanding, Lomond did not make any payments in respect of principal or interest. Eilean is a greater than 5% holder of our common stock. Dr. Dukes is the Chief Executive Officer and Chairman of Eilean and President of Dinas. Dr. Savchuk is the Chief Operating Officer and President of Eilean, President and Chief Executive Officer of Eil, and Chief Executive Officer of Dinas.

Reorganization

In July 2022, Lomond was reorganized pursuant to a share contribution and exchange agreement dated as of July 5, 2022, by and between Eilean, Lomond and the other parties thereto, or the exchange agreement. Pursuant to the exchange agreement, stockholders of Lomond contributed all of the capital stock in Lomond to Eilean in exchange for limited liability units of Eilean and Lomond became a direct, wholly-owned subsidiary of Eilean. Pursuant to the exchange agreement, Lomond agreed to terminate its then-existing stockholders agreement dated March 5, 2020, by and between Lomond and certain holders of its preferred stock, or the stockholders agreement, and agreed to the termination of the Series Seed Preferred Stock Purchase Agreement dated March 5, 2020, as amended, by and between Lomond and certain investors, or the purchase agreement. Pursuant to this agreement, Lomond waived its right of first refusal under the stockholders agreement and terminated the stockholders agreement and the purchase agreement. In addition, all outstanding compensatory stock options to purchase shares of Lomond’s common stock were cancelled in connection with this reorganization. Dr. Dukes, our Chief Executive Officer and Chairman, is the Chief Executive Officer and Chairman of Eilean. Further, Dr. Savchuk, our Chief Operating Officer and President, is the Chief Operating Officer and President of Eilean.

SAFEs Issued Based on Capital Contribution in May 2024

In May 2024, Eilean, Lomond’s former parent company, made a capital contribution to Lomond in an aggregate amount of $3.5 million. In October 2024, Eilean requested that such capital contribution be converted to “simple agreements for future equity,” or the Contribution SAFEs, and immediately distributed to Eilean’s members, TPAV, LLC and entities affiliated with OrbiMed. Upon consummation of the Offering, the Contribution SAFEs automatically converted into 1,078,124 shares of common stock.

The following table summarizes the Contribution SAFEs held by Lomond’s executive officers, directors and holders of more than 5% of its capital stock immediately prior to the closing of the merger:

Purchaser (1)	Number of Shares of Common Stock Issued Upon the Conversion of the Contribution SAFEs	Total Purchase Price
Entities affiliated with OrbiMed(2)	539,062	$1,725,000
TPAV, LLC(3)	539,062	$1,725,000
Total	1,078,124	$3,450,000

(1)	See “Security Ownership of Certain Beneficial Owners and Management” for additional information about shares held by these entities.

(2)	Consists of (i) 323,916 shares held by OrbiMed Private Investments VII, LP and (ii) 215,146 shares held by OrbiMed Private Investments VIII, LP, each of which are affiliates of OrbiMed. Dr. Gordon is one of our directors and is a member of OrbiMed.

(3)	Nikolay Savchuk is our President and Chief Operating Officer, one of our directors and an affiliate of TPAV, LLC.

August 2024 SAFEs

In August 2024, Lomond issued “simple agreements for future equity”, or the August SAFEs, for an aggregate purchase price of $7.5 million in a private financing round. Immediately prior to the consummation of the Offering, the August SAFEs automatically converted into 2,083,332 shares of common stock.

The following table summarizes purchases of the August SAFEs by Lomond’s executive officers, directors and holders of more than 5% of its capital stock:

Purchaser (1)	Number of Shares of Common Stock Issued Upon the Conversion of the August SAFEs	Total Purchase Price
Entities affiliated with OrbiMed(2)	694,444	$2,500,000
TPAV, LLC(3)	694,444	$2,500,000
American Financial Group(4)	472,222	$1,700,000
Total	1,861,110	$6,700,000

(1)	See “Security Ownership of Certain Beneficial Owners and Management” for additional information about shares held by these entities.

(2)	Consists of (i) 389,078 shares held by OrbiMed Private Investments VII, LP, (ii) 230,753 shares held by OrbiMed Private Investments VIII, LP, and (iii) 74,613 shares held by OrbiMed Private Investments IX, LP, each of which are affiliates of OrbiMed. Dr. Gordon is one of our directors and is a member of OrbiMed.

(3)	Dr. Savchuk is our President and Chief Operating Officer, one of our directors and an affiliate of TPAV, LLC.

(4)	Consists of shares of common stock held directly by Great American Insurance Company, or Great American. Great American is a wholly-owned subsidiary of American Financial Group, Inc., or AFG, which may be deemed to have beneficial ownership over the shares held by Great American.

Agreements with Eil and Bala

On October 17, 2024, we entered into a license agreement with Eil, or the Eil license agreement, and a license agreement with Bala, or the Bala license agreement. Pursuant to the Eil license agreement and the Bala license agreement, we obtained exclusive, worldwide, royalty-bearing licensing rights for the development and future ownership of (i) lonitoclax, a BCL-2 inhibitor for the treatment of AML and CLL from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala.

The Eil license agreement and the Bala license agreement became effective on October 17, 2024 when we issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually and the principal and accrued interest under each note are due and payable on demand at any time after October 17, 2026. Each such promissory note may be repaid without penalty. In addition, the two promissory notes each provide for customary events of default. Upon the payment in full of the applicable promissory note, Eil and Bala have each agreed to transfer to us all of the intellectual property rights covered by the Eil license agreement and the Bala license agreement, as the case may be.

The license rights are sublicensable at our option through multiple tiers, in whole or in part. Under such license agreements, we, but not Eil or Bala, as the case may be, have the right to terminate the applicable license agreement for convenience upon 30 days’ written notice. If we or Eil or Bala, as the case may be, materially breaches the applicable license agreement, and such breach is not cured within 90 days after the receipt of notice of such breach, then the non-defaulting party may terminate such license agreement. In addition, upon the occurrence of an event of default under the applicable promissory note, the Eil license agreement or the Bala license agreement shall be terminated.

Eil and Bala are each wholly-owned by Eilean, Lomond’s former parent company, which beneficially owned 53.0% of our common stock upon the closing of the Merger and the Offering. Dr. Dukes is the Chief Executive Officer and Chairman of Eilean and Dr. Savchuk is the Chief Operating Officer and President of Eilean and Chief Executive Officer and President of each of Bala and Eil.

Viriom License Agreements

On February 13, 2025, Lomond entered into two separate licensing agreements with Viriom, Inc. (“Viriom”), each as described in more detail below.

BCL-2 License Agreement

Lomond entered into a License Agreement with Viriom, whereby Viriom acquired exclusive rights in the Russian Federation to the BCL-2 inhibitor (the “BCL-2 Licensed Molecule”) for the treatment of chronic lymphoblastic leukemia and acute myeloid leukemia (“BCL-2 Indications”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs (the “BCL-2 Viriom License Agreement”).

Under the terms of the BCL-2 Viriom License Agreement, Lomond has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under Lomond’s patents and know-how to develop, test, make and use the BCL-2 Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the BCL-2 Indications during the term of the BCL-2 Viriom License Agreement.

As consideration for the BCL-2 Viriom License Agreement, Viriom has agreed to pay Lomond a percentage of net sales of certain products during certain royalty periods.

FLT-3 Viriom License Agreement

Lomond entered into a License Agreement with Viriom, whereby Viriom acquired exclusive rights in the Russian Federatoin to the FLT-3 inhibitor (the “FLT-3 Licensed Molecule”) for the treatment of Acute Myeloid Leukemia (“FLT-3 Indication”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs) (the “FLT-3 Viriom License Agreement”).

Under the terms of the FLT-3 Viriom License Agreement, Lomond has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under Lomond’s patents and know-how to develop, test, make and use the FLT-3 Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the FLT-3 Indication during the term of the FLT-3 Viriom License Agreement.

As consideration for the FLT-3 Viriom License Agreement, Viriom has agreed to pay Lomond a percentage of net sales of certain products during certain royalty periods.

Each of the License Agreements obligate Viriom to develop and commercialize the licensed products, at Viriom’s own cost and expense, and in the development and commercialization process, Viriom is obligated to meet certain milestones.

Entry into each of the License Agreements constitutes related party transactions as each of Nikolay Savchuk and Iain Dukes are interested parties given their respective relationships with Viriom. Nikolay Savchuk, an officer and director of the Company, is a director of Viriom, and indirectly holds a majority of shares of Viriom’s common stock. Iain Dukes, an officer and director of the Company, serves as a director of Viriom.

Participation in the Offering

OrbiMed, Torrey Pines, Deerfield Partners, L.P., or Deerfield, and American Financial Group purchased 1,443,750, 1,443,750, 2,692,625 and 1,250,000 shares of our common stock in the Offering, respectively, for aggregate gross purchase prices of $5.9 million, $5.9 million, $10.8 million and $5.0 million, in each case, pursuant to the Subscription Agreement. Upon the consummation of such sales and the Merger, OrbiMed, Torrey Pines, Deerfield and American Financial Group beneficially owned 9.8%, 9.8%, 9.9%, and 6.3% of our common stock, respectively. Such purchases were made on the same terms as the shares that were sold to other investors in the Offering and not pursuant to any pre-existing contractual rights or obligations.

Pre-Merger Indemnity Agreements

As a condition to the Merger, we entered into the Pre-Merger Indemnity Agreements with each former officer and director of Venetian-1 Acquisition Corp., pursuant to which we agreed to indemnify such former officers and directors for actions taken by them such individual in their official capacities relating to the consideration, approval and consummation of the Merger and certain related transactions.

Indemnification Agreements

Lomond entered into separate indemnification agreements with each of its executive officers and directors. Their indemnification agreements provided that Lomond would indemnify each of the directors and executive officers against any and all expenses incurred by that director or executive officer because of their status as one of the directors or executive officers to the fullest extent permitted by Delaware law.

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of the directors to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our officers and employees when determined appropriate by our board of directors.

We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers. The indemnification agreements will provide that we will indemnify each of our directors and executive officers against any and all expenses incurred by that director or executive officer because of their status as one of our directors or executive officers to the fullest extent permitted by Delaware law, our amended and restated certificate of incorporation and our amended and restated bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors and executive officers in connection with a legal proceeding involving their status as a director or executive officer.

Policies and Procedures for Related Party Transactions

We intend to adopt a formal written policy providing that we are not permitted to enter into any transaction that exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person has a direct or indirect material interest without the consent of our audit committee. Our board of directors will have the primary responsibility for reviewing and approving or disapproving such “related party transactions.” In approving or rejecting any such transaction, our board of directors is to consider the relevant facts and circumstances available and deemed relevant to it, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

All of the transactions described in this section were entered into prior to the adoption of this policy. Although we have not had a written policy for the review and approval of transactions with related persons, our board of directors has historically reviewed and approved any transaction where a director or officer had a financial interest, including the transactions described above. Prior to approving such a transaction, the material facts as to the relationship or interest of the relevant related person in the agreement or transaction were disclosed to our board of directors. Our board of directors took this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all our stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table summarizes the fees paid for professional services rendered to Lomond and the Company by EisnerAmper LLP, the independent registered public accounting firm, for each of the last two fiscal years.

Year ending December 31,	2024	2023
Audit fees(1)	$357,000	$152,250
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$357,000	$152,250

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

Auditor Independence

In our fiscal year ended December 31, 2024, there were no other professional services provided by EisnerAmper LLP, that would have required our board of directors to consider their compatibility with maintaining the independence of such party, respectively.

Policy for Pre-Approval of Audit and Non-Audit Services

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent registered public accounting firm.

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent registered public accounting firm is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent registered public accounting firm.

All engagements of both of the independent registered public accounting firm to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent registered public accounting firm to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance with its normal functions.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The consolidated financial statements are listed in the “Index to Audited Financial Statements” on page F-1 and included on pages F-3 through F-21.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at the Company’s option.

EXHIBIT INDEX

Exhibit No.	Description
2.1§

Agreement and Plan of Merger and Reorganization among Venetian-1 Acquisition Corp, Lomond Acquisition Corp. and Lomond Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).

3.1

Certificate of Merger relating to the merger of Lomond Acquisition Corp. with and into Lomond Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on November 1, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).

3.2

Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on November 1, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).

3.3	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
4.2	Form of Simple Agreement for Future Equity, dated August 27, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
4.3	Form of Simple Agreement for Future Equity, dated October 17, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
4.4*	Description of Capital Stock
10.1†	Administrative Services & Co-Employment Agreement, dated October 18, 2024, by and between Abet Solutions Inc. and Lomond Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.2+†	Consulting Agreement with Iain Dukes, dated as of November 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.3+†	Consulting Agreement with Nikolay Savchuk, dated as of November 1, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.4	Form of Pre-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.5§	Subscription Agreement, dated November 1, 2024, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.6§	Registration Rights Agreement, dated November 1, 2024, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.7+	2022 Equity Incentive Plan of Eilean Therapeutics, LLC and form of award agreements thereunder (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.8+	Lomond Therapeutics, Inc. 2024 Stock Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.9+	Lomond Therapeutics Holdings, Inc. 2024 Equity Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.10+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.11§	License Agreement, dated as of October 17, 2024, by and between Lomond Therapeutics, Inc. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.12§	Promissory Note, dated as of October 17, 2024, by and between Lomond Therapeutics, Inc. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).

10.13§†	License Agreement, dated as of October 17, 2024, by and between Lomond Therapeutics, Inc. and Bala Therapeutics, Inc. (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.14§	Promissory Note, dated as of October 17, 2024, by and between Lomond Therapeutics, Inc. and Bala Therapeutics, Inc. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.15	Promissory Note, dated as of May 2, 2022, by and between Lomond Therapeutics, Inc. and Dinas Therapeutics, Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.16	Promissory Note, dated as of June 21, 2022, by and between Lomond Therapeutics, Inc. and Dinas Therapeutics, Inc. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.17	Promissory Note, dated as of December 1, 2023, by and between Lomond Therapeutics, Inc. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.18	Promissory Note, dated as of January 5, 2023, by and between Lomond Therapeutics, Inc. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.19	Assignment and Consent Agreement, dated as of December 7, 2023, by and among Lomond Therapeutics, Inc., Eilean Therapeutics, LLC. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.20	Assignment and Consent Agreement, dated as of December 7, 2023, by and among Lomond Therapeutics, Inc., Eilean Therapeutics, LLC. and Dinas Therapeutics, Inc. (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.21	Form of Lock-up Agreement entered into between the Company and the parties thereto. (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.22	Form of Amendment No. 1 to Subscription Agreements, dated January 24, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.23§†	Exclusive License Agreement, dated February 13, 2025, by and between Lomond Therapeutics Operating Corporation and Viriom, Inc. (BCL-2 Viriom License Agreement) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2025).
10.24§†	Exclusive License Agreement, dated February 13, 2025, by and between Lomond Therapeutics Operating Corporation and Viriom, Inc. (FLT-3 Viriom License Agreement) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 20, 2025).
10.25	Master Research and Development Agreement, dated July 1, 2024, by and between Lomond Therapeutics, Inc. and Expert Systems, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1/A filed with the SEC on March 10, 2025).
10.26	Form of Amendment No. 2 to Subscription Agreements, dated March 24, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 28, 2025).
21.1	Subsidiaries of the registrant. (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions are both not material and are the type of information that the registrant treats as private or confidential. The registrant agrees to supplementally furnish an unredacted copy of this exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025
Lomond Therapeutics Holdings, Inc.

	By:	/s/ Iain Dukes
Iain Dukes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Iain Dukes	Chief Executive Officer and Chairman	April 15, 2025
Iain Dukes	(principal executive officer)

/s/ Nikolay Savchuk	President, Chief Operating Officer and Director
Nikolay Savchuk	(principal financial officer and principal accounting officer)	April 15, 2025

/s/ Carl Gordon	Director	April 15, 2025
Carl Gordon

/s/ Eddie Wang Rodriguez	Director	April 15, 2025
Eddie Wang Rodriguez

LOMOND THERAPEUTICS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lomond Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lomond Therapeutics Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2024.

EISNERAMPER LLP

Philadelphia, Pennsylvania

April 15, 2025

LOMOND THERAPEUTICS HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$28,417,310	$800,728
Prepaid expenses	834,479	—
Total current assets	29,251,789	800,728
Total assets	$29,251,789	$800,728
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$260,613	$—
Accrued expenses and other current liabilities	2,293,643	856,144
Total current liabilities	2,554,256	856,144
Notes payable – related parties	2,942,268	—
Total liabilities	5,496,524	856,144

Commitments and contingencies (Note 5)

Redeemable convertible preferred stock, $0.0001 par value, 13,661,416 shares authorized, issued, and outstanding at December 31, 2023	—	5,466,925

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, and no shares issued and outstanding at December 31, 2024; zero shares authorized, issued or outstanding at December 31, 2023.	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, and 27,198,214 shares issued and outstanding at December 31, 2024; 19,000,000 shares authorized, and 758,967 shares issued and outstanding at December 31, 2023	2,720	76
Related party note receivable	(4,065,096)	—
Additional paid-in capital	66,630,765	16,203,254
Accumulated deficit	(38,813,124)	(21,725,671)
Total stockholders’ equity (deficit)	23,755,265	(5,522,341)
Total liabilities and stockholders’ equity (deficit)	$29,251,789	$800,728

See accompanying notes to consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2024	2023
Operating expenses:
Research and development	$14,338,055	9,729,437
General and administrative	1,941,963	20,642
Total operating expenses	16,280,018	9,750,079
Loss from operations	(16,280,018)	(9,750,079)
Change in fair value of SAFE liability	(833,328)	—
Interest income	137,426	—
Interest expense – related parties	(42,268)	(191,205)
Other expense	(69,265)	—
Net loss	(17,087,453)	(9,941,284)
Net loss per share, basic and diluted	$(3.30)	$(13.10)
Basic and diluted weighted average shares outstanding	5,177,582	758,967

See accompanying notes to consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible						Related Party	Additional
	Preferred Stock		Preferred Stock		Common Stock		Promissory	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Note	Capital	deficit	Total
Balance at January 1, 2023	13,661,416	$5,466,925	—	$—	758,967	$76	$—	$2,065,542	$(11,784,387)	$(9,718,769)
Cash contribution from stockholder	—	—	—	—	—	—	—	8,711,966	—	8,711,966
Assumption of promissory notes and related accrued interest by stockholder	—	—	—	—	—	—	—	5,426,120	—	5,426,120
Stock-based compensation	—	—	—	—	—	—	—	5,428	—	5,428
Reimbursement of equity issuance cost to stockholder	—	—	—	—	—	—	—	(5,802)		(5,802)
Net loss	—	—	—	—	—	—	—	—	(9,941,284)	(9,941,284)
Balance at December 31, 2023	13,661,416	$5,466,925	—	$—	758,967	$76	$—	$16,203,254	$(21,725,671)	$(5,522,341)
Cash contribution from stockholder	—	—	—	—	—	—	—	7,450,000	—	7,450,000
Distribution of SAFE instruments upon conversion of capital contribution	—	—	—	—	—	—	—	(4,312,496)	—	(4,312,496)
Issuance of note receivable to stockholder and related accrued interest	—	—	—	—	—	—	(4,065,096)	—	—	(4,065,096)
Stock-based compensation	—	—	—	—	—	—	—	472,263	—	472,263
Issuance of common stock, net of issuance costs of $4,257,861	—	—	—	—	8,241,375	824	—	28,706,815	—	28,707,639
Issuance of common stock upon conversion of convertible preferred shares	(13,661,416)	(5,466,925)	—	—	13,661,416	1,366	—	5,465,559	—	5,466,925
Issuance of common stock upon conversion of SAFE instruments	—	—	—	—	3,161,456	316	—	12,645,508	—	12,645,824
Issuance of shares of common stock of the continuing company to Venetian shareholders	—	—	—	—	1,375,000	138	—	(138)	—	—
Net loss	—	—	—	—	—	—	—	—	(17,087,453)	(17,087,453)
Balance at December 31, 2024	—	$—	—	$—	27,198,214	$2,720	$(4,065,096)	$66,630,765	$(38,813,124)	$23,755,265

See accompanying notes to consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,087,453)	$(9,941,284)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	472,263	5,428
Change in fair value of SAFE liability	833,328	—
Non-cash license expense – related parties	2,900,000	—
Non-cash interest expense – related party	42,268	—
Non-cash interest earned on promissory notes – related parties	(65,096)	—
Changes in assets and liabilities:
Prepaid expenses	(834,479)	—
Accounts payable	260,613	—
Accrued expenses and other current liabilities	1,437,499	1,522,983
Net cash used in operating activities	(12,041,057)	(8,412,873)

Cash flows from financing activities:
Proceeds from capital contribution by stockholder	7,450,000	8,711,966
Proceeds from issuance of SAFE instruments	7,500,000	—
Proceeds from issuance of common stock	32,965,500	—
Payment transaction costs	(4,257,861)	—
Cash provided to stockholder in exchange for promissory note	(4,000,000)	—
Reimbursement of equity issuance costs to stockholder	—	(5,802)
Net cash provided by investing activities	39,657,639	8,706,164

Net increase in cash and cash equivalents	27,616,582	293,291
Cash and cash equivalents at beginning of year	800,728	507,437
Cash and cash equivalents at end of year	$28,417,310	$800,728

Supplemental disclosure of cash flow information:
Issuance of common stock upon conversion of SAFE instruments	$12,645,824	$—
Issuance of common stock upon conversion of convertible preferred shares	5,466,925	—
Issuance of promissory notes to related parties for licensing	2,900,000	—
Interest receivable on promissory note issued to stockholder	65,096	—
Issuance of promissory notes to settle accrued expenses	—	1,280,036
Assumption of promissory notes and related accrued interest by stockholder	—	5,426,120

See accompanying notes to consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Overview

Lomond Therapeutics Holdings, Inc., a Delaware corporation (collectively with its subsidiaries, “the Company”), is a biopharmaceutical company focused on developing a next-generation inhibitor of FMS-like tyrosine kinase 3, or FLT3, and interleukin-1 receptor-associated kinase 4, or IRAK4, for the treatment of acute myeloid leukemia, or AML. The Company was incorporated as Venetian-1 Acquisition Corp. in the State of Delaware in September 2021 and was originally organized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. On November 1, 2024, the Company, Lomond Acquisition Corp, a corporation formed in the State of Delaware on October 23, 2024 (“Acquisition Sub”) and Lomond Therapeutics, Inc., a privately held Delaware corporation (“Legacy Lomond”), entered into the Merger Agreement. Legacy Lomond was incorporated on January 22, 2020, pursuant to the laws of the State of Delaware. On July 1, 2022, shareholders of Legacy Lomond contributed and transferred all outstanding common stock, stock options, and redeemable convertible preferred stock of Legacy Lomond to Eilean Therapeutics, LLC (“Eilean”, or the “Former Parent”) in exchange for common unit ownership in Eilean (the “Eilean Transaction”). After the Eilean Transaction, Eilean became the sole shareholder of Legacy Lomond.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lomond Therapeutics Operating Corporation, and Lomond Therapeutics AU Pty Ltd. Any references in these notes to applicable guidance is meant to refer to GAAP as found in Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Forward stock split

On September 20, 2024, Legacy Lomond filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 3.794838-for-1 forward stock split (the “stock split”) of its issued and outstanding shares of common stock and series seed redeemable convertible preferred stock. As a result of the stock split, (i) every share of common stock issued and outstanding was converted into 3.794838 share of common stock, and (ii) every share of redeemable convertible preferred stock issued and outstanding was converted into 3.794838 shares of redeemable convertible preferred stock. The stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Legacy Lomond’s equity. No fractional shares were issued in connection with the stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The Restated Certificate of Incorporation authorizes Legacy Lomond to issue 32,661,416 shares of capital stock on a post-stock split adjusted basis, inclusive of 19,000,000 shares of common stock, and 13,661,416 shares of redeemable convertible preferred stock. All common share and per share amounts presented in the consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. The most significant estimates and assumptions that management considers in the preparation of the Company’s consolidated financial statements relate to the fair value of the Company’s Simple Agreements for Future Equity (“SAFE”) prior to the Merger, accrual of research and development expenses, and inputs used in the Black Scholes model for stock-based compensation assumptions.

The Merger

On November 1, 2024, the Company (formerly publicly-held Venetian-1 Acquisition Corp.) consummated a merger with Legacy Lomond pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among the Company, Legacy Lomond, and Acquisition Sub. The Merger Agreement provided for the merger of Acquisition Sub with and into Legacy Lomond, with Legacy Lomond continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). Pursuant to the terms of the Merger Agreement, the board of directors of the Company and both of the Company’s pre-Merger stockholders approved an amended and restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on November 1, 2024, and through which, among other things, the Company changed its name to “Lomond Therapeutics Holdings, Inc.” On November 1, 2024, the board of directors also adopted amended and restated bylaws. Following the consummation of the Merger, Legacy Lomond changed its name to “Lomond Therapeutics Operating Corporation”

Pursuant to the terms of the Merger Agreement, at the time the certificate of merger reflecting the Merger was filed with the Secretary of State of Delaware (the “Effective Time”), each share of Legacy Lomond’s capital stock (comprising of Legacy Lomond common stock and Legacy Lomond preferred stock) issued and outstanding immediately prior to the closing of the Merger was cancelled and converted into the right to receive one share of the Company’s common stock (the “Exchange Ratio”), with the maximum number of shares of common stock issuable to the former holders of Legacy Lomond’s capital stock equal to 14,420,383 (which is equal to 758,967 shares of Legacy Lomond common stock and 13,661,416 shares of Legacy Lomond preferred stock issued and outstanding immediately prior to the closing of the Merger). In addition, pursuant to the Merger Agreement, immediately prior to the Effective Time, an aggregate of 3,625,000 shares of the 5,000,000 then-outstanding shares of our common stock owned by the Company’s stockholders prior to the Merger were forfeited and cancelled (the “Stock Forfeiture”).

In addition, pursuant to the Merger Agreement, at the Effective Time, options to purchase an aggregate of 4,329,617 shares of Legacy Lomond common stock at an exercise price of $1.30 per share issued and outstanding immediately prior to the closing of the Merger under Legacy Lomond’s 2024 Stock Plan (the “Legacy Lomond Plan”) were assumed and converted into options to purchase 4,329,617 shares of our common stock at an exercise price of $1.30 per share.

The issuance of shares of the Company’s common stock to Legacy Lomond’s stockholders and the assumption of Legacy Lomond’s options outstanding immediately prior to the Effective Time pursuant to the Merger Agreement are collectively referred to as the “Share Conversion.”

The Merger was accounted for as a reverse recapitalization under GAAP because Venetian was a public shell with primary assets consisting solely of cash, which did not meet the definition of a business under ASC 805-10, Business Combinations. For financial reporting purposes, Legacy Lomond was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) Legacy Lomond stockholders own approximately 91.3% of the Combined Company, (ii) Lomond holds the majority of board seats of the Combined Company and (iii) Lomond management holds all key positions of management. Accordingly, the Merger was treated as the equivalent of Legacy Lomond issuing stock to acquire the net assets of Venetian. Consequently, the assets, liabilities and operations that are reflected in Lomond Therapeutics Holdings, Inc.’s historical financial statements prior to the Merger will be those of Legacy Lomond, and the consolidated financial statements after completion of the Merger will include the assets, liabilities and results of operations of Legacy Lomond up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger. The assets and liabilities of Venetian-1 Acquisition Corp. included in the accompanying consolidated financial statements are recorded at the historical cost basis of Venetian-1 Acquisition Corp. Immediately after the Merger, there were 27,198,214 shares of common stock issued and outstanding. The assets of Venetian acquired and liabilities assumed were nominal.

Liquidity and Other Risks

Since inception, the Company has been primarily performing research and development activities, establishing and maintaining its intellectual property, and raising capital to support and expand its operations. The Company has funded its operations primarily through the sale of its redeemable convertible preferred stock and contributions from its stockholders. The Company does not yet have a product that has been approved by the FDA, has not generated any product sales revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products.

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

As of December 31, 2024, the Company had cash and cash equivalents of $28.4 million. Additionally, the Company had an accumulated deficit of $38.8 million at December 31, 2024, and during the year ended December 31, 2024, the Company incurred a net loss of $17.1 million. In January and March 2025, the Company completed subsequent closings pursuant to the Subscription Agreement, resulting in aggregate gross proceeds of $20.0 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $28.4 million as of December 31, 2024, together with the aggregate gross proceeds of approximately $20.0 million from the subsequent closings in January and March 2025,  will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these consolidated financial statements.

In addition, to finance its future operations, the Company will likely seek additional funding through public financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts, the Company has the ability and would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which could adversely affect its business prospects. The inability to obtain funding, as and when needed, could have a material adverse effect on the Company’s financial condition and ability to pursue its business strategies.

2.	Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2024, cash and cash equivalents consisted of certificates of deposit with maturities of three months or less at purchase. There were no cash equivalents as of December 31, 2023. During the year ended December 31, 2024, the Company earned $0.1 million of interest income from a certificate of deposit. The interest income is included in interest income in the consolidated statements of operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits, and a portion of its cash and cash equivalent balances are in the form of certificate of deposit accounts with financial institutions that management believes are creditworthy. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents.

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

●	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

There were no transfers between Levels 1, 2, or 3, of such instruments during the year ended December 31, 2024. The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature. See Note 6 for further information.

Research and development costs

Research and development costs consist primarily of cost of related party subcontractors and materials used for research and development activities, including preclinical studies, clinical trials, materials and supplies, and professional services. The costs of services performed by others in connection with the research and development activities of the Company, including research and development conducted by others on behalf of the Company, is included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the project and the invoices received from its external service providers. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are probable to be achieved.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings. As of December 31, 2024 and 2023, management believes it is more likely than not that no benefits will be derived from the Company’s deferred tax assets.

The Company recognizes an uncertain tax position in its consolidated financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. As of December 31, 2024 and 2023, the Company has not recorded any uncertain tax positions.

The tax years from 2021 and forward are subject to examination by federal tax and state tax authorities. In addition, tax years with net operating loss carryforwards are subject to examination, three years following the year they are utilized. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination.

SAFE Liability

The SAFE instruments issued in August 2024 and October 2024 have the potential for cash settlement upon the occurrence of certain “liquidity events” (including a change of control, direct listing, or initial public offering) and “dissolution events” (including voluntary termination of operations, a general assignment for the benefit of the Company’s creditors, or any other liquidation, dissolution or winding up of the Company (excluding a liquidity event), whether voluntary or involuntary). The instruments at the election of the holder, can also be settled in shares of the Company’s common stock, which are contingently redeemable upon a liquidation event that may obligate the Company to transfer assets at some point in the future. The SAFE instruments were determined to be liability classified on issuance and recorded at estimated fair value. The SAFE instruments are subject to remeasurement at each reporting date with changes in estimated fair value recognized in other income (expense) in the consolidated statements of operations until settlement or termination in cash or shares. The SAFE liability was settled in conjunction with the Offering. Refer to Note 4 and Note 6 for additional information.

Redeemable convertible preferred stock

The Company records shares of its redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company classifies its preferred stock outside of total stockholders’ deficit because, in the event of certain “liquidation events” (including a merger, acquisition or sale of all or substantially all of the Company’s assets) that are not solely within the control of the Company, the shares would become redeemable at the option of the holders. Subsequent adjustments to increase or decrease the carrying values to the liquidation values are made only if and when it becomes probable that such liquidation event will occur. Each share of Legacy Lomond’s redeemable convertible preferred stock outstanding immediately prior to the closing of the Merger was cancelled and converted into the right to receive one share of common stock of the Company. Refer to Note 6 for additional information.

Common stock warrants

The Company accounts for warrants in accordance with the guidance contained in ASC 815, Derivatives and Hedging. Under ASC 815-40, warrants that meet the criteria for equity treatment are recorded in stockholders’ equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the consolidated statement of operations. The Company values warrants using an option pricing model.

Stock-based compensation

The Company measures share-based awards, including stock options issued by the Company, and common units in its former Parent, at their grant-date fair value and records compensation expense over the requisite service period, which is the vesting period of the awards. The Company accounts for forfeitures as they occur.

The grant date fair value of employee and non-employee awards are determined using the Black-Scholes option pricing model, which includes inputs such as the fair value of the Company’s common stock, expected term, risk-free rate, expected stock price volatility over the expected term, and expected dividend yield. For all options granted, the Company calculated the expected term based on the simplified method. The Company has no publicly available stock information and therefore, the Company used the historical volatility of the stock price of similar publicly traded peer companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not anticipate that dividends will be distributed in the near future.

The absence of an active market for the Company’s common stock requires the Company’s Board of Directors to determine the fair value of its common stock for purposes of granting options. The Company obtains third-party valuations to assist the Board of Directors in determining the fair value of the Company’s common stock.

Net loss per share

Net loss per share attributable to common stockholders is computed using the two-class method required for participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. The Company’s participating securities include the Company’s redeemable convertible preferred stock. The holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses of the Company, and, therefore, during periods of loss there is no allocation required under the two-class method.

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Convertible preferred stock	—	13,661,416
Stock options	4,329,617	—
Placement agent warrants	275,410	—
	4,605,027	13,661,416

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the Executive team, which includes the Chief Executive officer and Chairman, and the President and Chief Operating Officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. The CODM is provided with forecasted entity-wide expense models in deciding how to invest into the segment. Other segment items included in the consolidated statements of operations for the years ended December 31, 2024 and 2023 of $0.8 million and $0.2 million, respectively, consisted of (i) changes in fair value of SAFE liabilities, (ii) interest income, (iii) interest expense, and (iv) other expense.

Recently Adopted Accounting Pronouncements

The Company adopted the FASB’s ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), effective as of January 1, 2024 using the modified retrospective method. Among other amendments, ASU 2020-06 eliminates the cash conversion and beneficial conversion feature models in ASC 470-20, Debt with Conversion and Other Options, that require an issuer of certain convertible debt and preferred stock to separately account for embedded conversion features as a component of equity, as well as changed the accounting for diluted earnings-per-share for convertible instruments and contracts that may be settled in cash or stock. Additionally, ASU 2020-06 requires that the if-converted method, which is more dilutive than the treasury stock method, be used for all convertible instruments. The Company applied ASU 2020-06 to all redeemable convertible preferred stock during 2024, accordingly the Company did not apply the cash conversion or beneficial conversion feature models in its analysis of redeemable convertible preferred stock, the impact of which was not material.

The Company adopted the FASB’s ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. The Company incorporated the improved segment disclosures in the summary of significant accounting policies, herein, the impact of which was not material.

Recently Issued but not yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosure required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this ASU on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statement disclosures.

3.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2024	2023
Insurance	$509,428	$—
Administrative expenses	325,051	—
	$834,479	$—

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Accrued research and development	$1,449,646	$856,144
Accrued compensation expenses – related parties	785,230
Accrued legal expenses	58,767	—
	$2,293,643	$856,144

4.	SAFE Instruments

During the year ended December 31, 2024, the Company issued SAFE instruments to TPAV, LLC (“TPAV”), a party related through Nikolay Savchuk, the President and Chief Operating Officer of the Company, entities affiliated with OrbiMed, a party related through Carl Gordon, Director of the Company, and third-party investors resulting in net proceeds of $11.0 million. The terms of the SAFEs required that they automatically convert into capital stock upon a qualified equity financing prior to the termination of the SAFE. The SAFEs will automatically convert into the number of shares of capital stock equal to the purchase amount divided by the conversion price, which means either: (1) the SAFE price or (2) discount price (lowest price per standard share of capital stock sold in the equity financing multiplied by the discount rate), whichever results in a greater number of shares of capital stock.

The issued SAFEs were settled immediately following the effective time of the Merger in conjunction with a private placement offering (the “Offering”). The fair value of the SAFE liability was estimated using a probability-weighted expected return method and the underlying equity value of the Company on the date of the Offering. The following table provides a summary of the changes in the estimated fair value of the SAFE liability:

Year Ended December 31, 2024
Issuance of SAFE instruments	$11,812,496
Change in fair value	833,328
Settlement of SAFE liability in conjunction with the Offering	(12,645,824)
Balance at December 31, 2024	$—

5.	Commitments and Contingencies

Contingencies

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6.	Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)

Between March 2020 and August 2021, Legacy Lomond issued and sold an aggregate of 13,661,416 shares of series seed redeemable convertible preferred stock, par value $0.0001 per share, at a purchase price of approximately $0.402594 per share for aggregate proceeds of $5.5 million. As of December 31, 2023 and immediately prior to the closing of the Merger, Legacy Lomond had 758,967 shares of common stock and 13,661,416 shares of redeemable convertible preferred stock issued and outstanding. Pursuant to the terms of the Merger Agreement each share of Legacy Lomond’s redeemable convertible preferred stock and common stock outstanding immediately prior to the closing of the Merger was cancelled and converted into the right to receive one share of common stock of the Company.

Common Stock

As of December 31, 2024, the Company had authorized 300,000,000 shares of common stock, par value $0.0001 per share, and 27,198,214 shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote. Subject to the special rights of holders of any outstanding series of preferred Stock, holders of shares of common stock shall be entitled to receive dividends and distributions as and if declared by the Board of Directors. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, subject to the special rights of holders of any outstanding series of Preferred Stock, holders of shares of common Stock shall be entitled to receive the assets of the Corporation available for distribution to its stockholders.

Preferred Stock

As of December 31, 2024, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, of which none were issued and outstanding.

Private Placement Offering

Immediately following the Effective Time of the Merger, the Company issued an aggregate of $43.9 million of its shares of common stock pursuant to the Offering and the conversion of certain SAFEs previously issued by Legacy Lomond, which included (i) 8,241,375 shares of common stock issued and sold at a purchase price of $4.00 per share in cash (the “Offering Price”) pursuant to the Subscription Agreement; (ii) 1,078,124 shares of common stock at a price of $3.20 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in October 2024, and (iii) 2,083,332 shares of common stock at a price of $3.60 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in August 2024.

The aggregate gross proceeds from the Offering, including the aggregate amount previously received from the issuance of the SAFEs, were $43.9 million (before deducting placement agent fees and expenses of the Offering of $4.3 million). As a result of the foregoing, in connection with the closing of the Offering, the Company issued Placement Agent Warrants to purchase an aggregate of 275,410 shares of our common stock.

Refer to Note 10 for information on subsequent events related to the Offering and Subscription Agreement.

Placement Agent Warrants

As discussed above, the Company issued warrants to purchase shares of common stock to placement agents as compensation for services provided in the Private Placement Offering. These warrants entitle the holders to purchase up to 275,410 shares of common stock at an exercise price of $4.00 per share, are exercisable beginning June 1, 2025 (the “Initial Exercise Date”) and expire four years from the Initial Exercise Date. The fair value of the warrants was recorded as a component of equity in conjunction with the Offering, which had no net impact to additional paid-in capital. As of December 31, 2024, all warrants remained outstanding.

Promissory Note issued to Stockholder

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. The note accrues simple interest on the outstanding principal balance at a rate of 6% per annum. The outstanding principal and related accrued interest is due in full no later than September 30, 2027. As of December 31, 2024, Eilean has borrowed $4.0 million under the promissory note. The balance outstanding on this note receivable is included in stockholders’ deficit in the consolidated balance sheets.

Capital Contributions

During the years ended December 31, 2024 and 2023, Legacy Lomond received capital contributions of $7.5 million and $14.1 million from its Former Parent which are reflected as a component of additional paid-in capital. In October 2024, Legacy Lomond converted a $3.5 million capital contribution made by Eilean in May 2024 into SAFEs with a fair value on the date of issuance of $4.3 million. The SAFEs converted into 1,078,124 shares of common stock upon consummation of the Offering.

7.	Income Taxes

There is no provision for income taxes for the years ended December 31, 2024 or 2023 because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Capitalized research and development expenditures	$5,492,204	$3,253,225
Net operating loss carryforwards	3,361,350	2,183,803
Research and development tax credits	1,254,707	1,253,836
Capitalized license fees	781,373	—
Share-based compensation	46,122	24,969
Accruals and other	200,285	13,548
Deferred tax assets	11,136,041	6,729,381

Less valuation allowance	(11,136,041)	(6,729,381)
Net deferred tax assets	$—	$—

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2024 and December 31, 2023. The valuation allowance increased by $4.4 million and $3.4 million during the years ended December 31, 2024 and 2023, respectively. The valuation allowance balance for the year ended December 31, 2024, is $11.1 million.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023
Federal tax benefit at statutory rate	21.0%	21.0%
State tax, net of federal benefit	6.9	6.9
Research and development credits	1.1	6.4
Provision true-up	(0.1)	—
Permanent differences	(3.1)	—
Change in valuation allowance	(25.8)	(34.3)
Effective income tax rate	—%	—%

At December 31, 2024, the Company has federal and state net operating loss (“NOL”) carryforwards of approximately $13.8 million and $6.8 million, respectively, which may be available to offset future taxable income. At December 31, 2024, the Company has research and development tax credits of approximately $1.3 million. The federal and state net operating loss carryforwards have no expiration. The research and development tax credit will begin to expire in 2040.

Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 in the Internal Revenue Code, which could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not yet conducted a study to determine if any such limitation exists.

The Tax Cuts and Jobs Act ("TCJA") resulted in significant changes to the treatment of R&D expenditures under Section 174. For tax years beginning after December 31, 2021, for tax purposes only, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years, both using a midyear convention. During the year ended December 31, 2024, the Company capitalized $11.4 million of R&D expenses.

8.	Related Party Transactions

Research and development arrangements with related parties

In March 2020, Legacy Lomond entered into a Master Research and Development Agreement with ChemDiv, Inc. (“ChemDiv”), pursuant to which ChemDiv provides services related to preclinical drug discovery to the Company. Dr. Nikolay Savchuk, President and Chief Operating Officer of the Company, is a stockholder of ChemDiv and a member of its board of directors. During the years ended December 31, 2024 and 2023, the Company recognized $0.3 million and $5.8 million, respectively, as research and development expense in the consolidated statements of operations related to ChemDiv services. As of December 31, 2023, the Company recorded $0.9 million as accrued expense relating to ChemDiv services in the consolidated balance sheets.

In January 2023, Legacy Lomond entered into a master services agreement with Eilean Therapeutics AU Pty Ltd (“Eilean AU”), a CRO and a subsidiary of its Former Parent, pursuant to which Eilean AU provides clinical trial-related service and data and research services. During the years ended December 31, 2024 and 2023, the Company recognized $8.2 million and $3.0 million, respectively, as research and development expense in the Company’s consolidated statements of operations related to Eilean AU research and development.

During July 2024, Legacy Lomond entered into a master research and development agreement with Expert Systems, Inc. (“Expert Systems”) pursuant to which Expert Systems provides the use of its proprietary AI/ML platform. The son of Dr. Nikolay Savchuk, President and Chief Operating Officer of the Company, has a direct interest in Expert Systems by virtue of his minority share ownership in the company. During the year ended December 31, 2024, the Company recognized $1.3 million as research and development expense in the consolidated statements of operations related to Expert Systems services.

Administrative arrangements with related parties

In March 2020, Legacy Lomond entered into an administrative services agreement with Eil Therapeutics, Inc. (“Eil”). Pursuant to such administrative services agreement, Eil agreed to provide the Company, directly or indirectly through its contractors, administrative support services and access to staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, insurance program marketing and administration and various tax-related services. Dr. Nikolay Savchuk, President and Chief Operating Officer of the Company, is also President and Chief Executive Officer of Eil. During the year ended December 31, 2023, the Company recognized $1.0 million as research and development expense in the consolidated statements of operations related to Eil services. The administrative services agreement with Eil was terminated in October 2024.

In connection with such termination, during 2024, Legacy Lomond entered into a services agreement with Abet Solutions (“Abet”), pursuant to which Abet provides the Company administrative support services and access to staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, insurance program marketing and administration and various tax-related services. Dr. Nikolay Savchuk, President and Chief Operating Officer of the Company, has a direct material interest in Abet. During the year ended December 31, 2024, the Company recognized $0.6 million as research and development expense and $0.1 million as general and administrative expense in the Company’s consolidated statements of operations relating to Abet services. The Company recorded $0.2 million as prepaid expenses in the consolidated balance sheets as of December 31, 2024 relating to Abet services.

Related party notes payable

In May and June 2022, Legacy Lomond borrowed an aggregate principal amount of $3.9 million under two promissory note agreements with Dinas Therapeutics, Inc. (“Dinas”) for research and development invoices paid by Dinas on behalf of the Company. Dr. Nikolay Savchuk, President and Chief Operating Officer of the Company, is the Chief Executive Officer of Dinas. The notes were due on the earlier of (i) written demand by Dinas, or (ii) the second anniversary of the note issuances. The notes accrued interest per annum at a rate equal to 5.00%, to be paid at maturity.

In January and December 2023, Legacy Lomond borrowed an aggregate principal amount of $1.3 million under two promissory note agreements with Eil, for payment of services performed on behalf of the Company. The notes were due no later than the second anniversary of the note issuances. The notes accrued interest per annum at a rate of 2.5%, to be paid at maturity.

In December 2023, Eilean assumed the promissory notes outstanding with Dinas and Eil and related accrued interest, which was accounted for as a capital contribution, as further discussed in Note 6.

In October 2024, Legacy Lomond entered into license agreements with both of Eil (the “Eil License Agreement”) and Bala Therapeutics, Inc. (“Bala”) (the “Bala License Agreement”). Pursuant to the Eil License Agreement and Bala License Agreement, the Company obtained exclusive, perpetual, worldwide licensing rights for the development and future ownership of (i) a BCL-2, inhibitor for the treatment of AML and CLL from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala.

The Eil License Agreement and Bala License Agreement became effective in October 2024 when Legacy Lomond issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually, and matures on October 17, 2026. Each such promissory note may be prepaid without penalty. In addition, the two promissory notes each provide for customary events of default. Interest expense recorded in the Company’s consolidated statements of operations relating to the promissory notes with Eil and Bala during the year ended December 31, 2024 was de minimis.

Upon the payment in full of the applicable promissory note, Eil and Bala have each agreed to transfer to the Company all of the intellectual property rights covered by the license agreements, as the case may be.

The license rights are sublicensable at the option of the Company. Under such license agreements, the Company, but not Eil or Bala, as the case may be, has the right to terminate the applicable license agreement for convenience upon 30 days’ written notice. If the Company, or Eil or Bala, as the case may be, materially breaches the applicable license agreement, and such breach is not cured within 90 days after the receipt of notice of such breach, then the non-defaulting party may terminate such license agreement. In addition, upon the occurrence of an event of default under the applicable promissory note, the license agreement shall be terminated.

Promissory Note Receivable

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. Refer to Note 6 for additional information.

Director Expenses

During the year ended December 31, 2024, the Company reimbursed its Directors for certain out of pocket expenses of $0.2 million, which the Company recognized as general and administrative expense in the consolidated statements of operations. As of December 31, 2024, the Company recorded $0.1 million in accounts payable related to reimbursable expenses to its Directors in the consolidated balance sheets.

9.	Stock-based Compensation

Legacy Lomond Stock Plan

Legacy Lomond’s board of directors adopted, and its stockholder approved, the Legacy Lomond Stock Plan in September 2024 (“the Legacy Lomond Plan”). The Legacy Lomond Plan was terminated in connection with the closing of the Merger. As of September 19, 2024, Legacy Lomond reserved 4,329,617 shares of its common stock for issuance under the Legacy Lomond Plan. Immediately prior to the consummation of the Merger, 4,329,617 options were outstanding under the Legacy Lomond Plan at an exercise price of $1.30 per share. These options to purchase an aggregate of 4,329,617 shares of Legacy Lomond common stock at an exercise price of $1.30 per share issued and outstanding immediately prior to the closing of the Merger under the Legacy Lomond Plan were assumed and converted into options to purchase 4,329,617 shares of the Company’s common stock at an exercise price of $1.30 per share.

2024 Stock Plan and Grant of Options

Pursuant to the Merger Agreement and upon the closing of the Merger, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The Company reserved 1,759,608 shares for future issuance under the 2024 Plan. The number of shares of common stock that may be issued under the 2024 Plan is equal to the sum of (x) 1,759,608 shares, plus (y) up to 4,329,617 shares subject to awards granted under the Legacy Lomond Plan that were outstanding on the date of the Merger and that are subsequently forfeited, expire or lapse unexercised or unsettled or are reacquired by the Company. Further, the number of shares reserved for issuance under our 2024 Plan will increase automatically on January 1 of each of 2026 through 2034 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors. As of December 31, 2024, 1,759,608 shares were available for future grant. Option grants issued under the 2024 Plan are exercisable for up to 10 years from the date of issuance. The Company’s options have various vesting schedules, ranging from vesting immediately to vesting over a four-year period, subject to the participant’s continued employment or service through the applicable vesting date. Certain grants allow for accelerated vesting if the Company is subject to a Change in Control (other than the Merger).

During the year ended December 31, 2024, the Company recognized stock-based compensation related to the 2024 plan of $0.2 million as research and development expense and $0.2 million as general and administrative expense in the consolidated statements of operations.

A summary of stock option activity for the twelve months ended December 31, 2024 is as follows:

Options Outstanding
Weighted Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(in years)	Value
Balance, December 31, 2023	—	$—	—	—
Granted	4,329,617	$1.30	—	—
Forfeitures/adjustments	—	$—	—	—
Expired	—	$—	—	—
Balance, December 31, 2024	4,329,617	$1.30	9.72	$11,689,966
Exercisable at December 31, 2024	90,200	$1.30	9.72	$243,541

The Company accounts for all stock-based payments made to employees, non-employees and directors under the 2024 Plan using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to the Company using the straight-line single option method.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, assumptions related to the expected price volatility of the common stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s stock.

As of December 31, 2024, there was $9.1 million of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 3.8 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

Year Ended December 31, 2024
Risk-free interest rate	3.55%
Expected volatility	103.8%
Expected term	6.08 years
Expected dividend yield	— %
Weighted average grant date fair value per option	$2.20

During the year ended December 31, 2020, the Company issued 539,796 option awards to non-employee consultants for services to be performed for Legacy Lomond. Option awards granted generally vest based on a specific vesting schedule as agreed upon by the optionee and the Company and generally expire 10 years after the grant date.

In connection with the Eilean Transaction in July 2022, the existing option awards granted by the Company were cancelled and replaced with common units (the “units”) in Eilean. The units granted generally vest (i) on the date of grant, or (ii) 50% on the date of grant, with the remaining 50% vesting over 24 months in equal monthly installments as services are provided.

The replacement of the option awards with units was evaluated as a modification. The fair value of the option awards was in excess of the grant date fair value of the units. As such, there was no incremental compensation costs related to the units to be recorded. The Company recognized $25,000 at the grant date of the units related to the portion of the units that became fully vested at such time.

The Company’s Chief Executive Office and Chairman, and President and Chief Operating Officer (“officer consultants”) serve in a consulting role to the company under individual consulting agreements entered in 2024, whereby the officer consultants allocate approximately 30% (“the allocated percentage”) of their time to the Company. The Company recognizes the allocated percentage of share-based compensation for units in Eilean issued to its officer consultants in its consolidated statements of operations. During the year ended December 31, 2024, the Company recognized share-based compensation related to Eilean units of $25,458 as research and development expense and $50,434 as general and administrative expense in the consolidated statements of operations. Total share-based compensation related to Eilean units of $5,428 is included in the Company’s consolidated statements of operations as general and administrative expenses for the year ended December 31, 2023.

10.	Subsequent events

The Company evaluated the potential impact of subsequent events on the consolidated financial statements through April 15, 2025, the date the consolidated financial statements were available to be issued.

Sale of Common Stock

Pursuant to the Subscription Agreement disclosed in Note 1, the Company had the ability to hold one or more subsequent closings prior to November 30, 2024, to sell up to an additional 4,021,125 shares of common stock at the Offering Price of $4.00 per share (each a “Subsequent Closing”).

On January 24, 2025, the Company entered into an amendment to the Subscription Agreement (“Amendment No. 1 to Subscription Agreements”) with the requisite holders in the original Offering to extend the Subsequent Closings end date from November 30, 2024 to February 28, 2025.

On January 24, 2025, the Company conducted a Subsequent Closing under the Subscription Agreement, as amended, whereby an aggregate of 2,500,000 shares of common stock were issued and sold to an investor at the Offering Price on the same terms as provided in the Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the Subsequent Closing (the “Second Closing”).

The Company received gross proceeds of $10.0 million in connection with the Second Closing (before deducting placement agent fees and expenses of the offering which are estimated at $0.7 million) and currently intends to use proceeds raised in the Second Closing for working capital and general corporate purposes.

On March 24, 2025, we entered into an additional amendment to the Subscription Agreement (“Amendment No. 2 to Subscription Agreements”) with the requisite holders in the original Offering to extend the Subsequent Closings end date from February 28, 2025 to March 31, 2025 and to increase the size of the over-subscription amount under the Subscription Agreement.

On March 24, 2025, we conducted an additional Subsequent Closing under the Subscription Agreement, as amended, whereby we issued and sold to an investor an aggregate of 2,500,000 shares of common stock at the Offering Price on the same terms as provided in the original Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the additional Subsequent Closing (the “Third Closing”).

The Company received gross proceeds of $10,000,000 in connection with the Third Closing (before deducting placement agent fees and expenses of the offering which are estimated at $0.65 million) and currently intends to use proceeds raised in the Third Closing for working capital and general corporate purposes.

Entry into Material Licensing Agreements with Related Party

On February 13, 2025, the Company entered into two separate licensing agreements with Viriom, Inc. (“Viriom”), each as described in more detail below. Each of the License Agreements obligate Viriom to develop and commercialize the licensed products, at Viriom’s own cost and expense, and in the development and commercialization process, Viriom is obligated to meet certain milestones.

Entry into each of the License Agreements constitutes related party transactions as each of Nikolay Savchuk and Iain Dukes are interested parties given their respective relationships with Viriom. Nikolay Savchuk, an officer and director of the Company, is a director of Viriom, and indirectly holds a majority of shares of Viriom’s common stock. Iain Dukes, an officer and director of the Company, serves as a director of Viriom.

BCL-2 License Agreement

The Company entered into a License Agreement with Viriom, whereby Viriom acquired exclusive rights in the Russian Federation to the BCL-2 inhibitor (the “BCL-2 Licensed Molecule”) for the treatment of chronic lymphoblastic leukemia and acute myeloid leukemia (“BCL-2 Indications”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs (the “BCL-2 Viriom License Agreement”).

Under the terms of the BCL-2 Viriom License Agreement, the Company has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under the Company’s patents and know-how to develop, test, make and use the BCL-2 Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the BCL-2 Indications during the term of the BCL-2 Viriom License Agreement.

As consideration for the BCL-2 Viriom License Agreement, Viriom has agreed to pay the Company a percentage of net sales of certain products during certain royalty periods.

FLT-3 Viriom License Agreement

The Company entered into a License Agreement with Viriom, whereby Viriom acquired exclusive rights in the Russian Federation to the FLT-3 inhibitor (the “FLT-3 Licensed Molecule”) for the treatment of Acute Myeloid Leukemia (“FLT-3 Indication”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs) (the “FLT-3 Viriom License Agreement”).

Under the terms of the FLT-3 Viriom License Agreement, the Company has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under the Company’s patents and know-how to develop, test, make and use the FLT-3 Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the FLT-3 Indication during the term of the FLT-3 Viriom License Agreement.

As consideration for the FLT-3 Viriom License Agreement, Viriom has agreed to pay the Company a percentage of net sales of certain products during certain royalty period

Entry into Intellectual Property Assignment Agreement

On February 20, 2025, the Company’s wholly-owned subsidiary, Lomond Therapeutics AU Pty Ltd (“Lomond AU”) entered into an Intellectual Property assignment agreement (the “Assignment Agreement”) with Eilean AU. Under the terms of the Assignment Agreement, Eilean AU agreed to sell, assign, and transfer to Lomond AU, certain rights, title, and interest in patents, trademarks, and copyrights related to lomonitinib, lonitoclax, and other pan-FLT3/IRAK4 inhibitors or BCL-2 inhibitors. In exchange for the rights, title, and interest, Lomond AU agreed to pay a one-time assignment fee to Eilean AU of $0.5 million.