Form 10-Q
period 2025-03-31
Lomond Therapeutics Holdings, Inc.
filed 2025-05-20
CIK 1900520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2025, the registrant had a total of 32,198,214 shares of its common stock, par value $0.0001 per share, issued and outstanding.

LOMOND THERAPEUTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report, including the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or to changes in our expectations, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the documents we have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, performance and events and circumstances may be materially different from what we expect.

Item 1. Condensed Consolidated Financial Statements

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,648,797	$28,417,310
Short-term investments	10,067,886	—
Tax incentive and other receivables	933,250	—
Prepaid expenses	636,015	834,479
Total current assets	49,285,948	29,251,789
Total assets	$49,285,948	$29,251,789
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,432,161	$260,613
Accrued expenses and other current liabilities	6,261,309	2,293,643
Total current liabilities	9,693,470	2,554,256
Notes payable – related parties	2,993,053	2,942,268
Total liabilities	12,686,523	5,496,524

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, and no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 32,198,214 and 27,198,214 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4,720	2,720
Related party note receivable	(4,124,274)	(4,065,096)
Additional paid-in capital	85,734,267	66,630,765
Accumulated deficit	(45,015,288)	(38,813,124)
Total stockholders’ equity	36,599,425	23,755,265
Total liabilities and stockholders’ equity	$49,285,948	$29,251,789

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$5,156,988	$7,813
General and administrative	1,363,464	143,863
Total operating expenses	6,520,452	151,677
Loss from operations	(6,520,452)	(151,677)
Interest income	282,579	—
Interest expense – related parties	(50,785)	—
Other income	86,494	—
Net loss	$(6,202,164)	$(151,677)
Net loss per share, basic and diluted	$(0.21)	$(0.20)
Basic and diluted weighted average shares outstanding	29,281,547	758,967

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable Convertible						Related Party	Additional
	Preferred Stock		Preferred Stock		Common Stock		Promissory	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Note	Capital	deficit	Total
Balance at January 1, 2025	—	$—	—	$—	27,198,214	$2,720	$(4,065,096)	$66,630,765	$(38,813,124)	$23,755,265
Issuance of common stock, net of issuance cost	—	—	—	—	5,000,000	2,000	—	18,492,000	—	18,494,000
Interest receivable on promissory note issued to stockholder	—	—	—	—	—	—	(59,178)	—	—	(59,178)
Stock-based compensation	—	—	—	—	—	—	—	611,502	—	611,502
Net loss	—	—	—	—	—	—	—	—	(6,202,164)	(6,202,164)
Balance at March 31, 2025	—	—	—	—	32,198,214	4,720	(4,124,274)	85,734,267	(45,015,288)	36,599,425

Balance at January 1, 2024	13,661,416	$5,466,925	—	$—	758,967	$76	$—	$16,203,254	$(21,725,671)	$(5,522,341)
Stock-based compensation	—	—	—	—	—	—	—	20,422	—	20,422
Net loss	—	—	—	—	—	—	—	—	(151,677)	(151,677)
Balance at March 31, 2024	13,661,416	$5,466,925	—	$—	758,967	$76	$—	$16,223,676	$(21,877,348)	$(5,653,596)

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,202,164)	$(151,677)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	611,502	20,422
Non-cash interest earned on short-term investments	(4,324)	—
Non-cash interest expense – related parties	50,785	—
Non-cash interest earned on promissory notes – related party	(59,178)	—
Changes in operating assets and liabilities:
Tax incentive receivable	(933,250)	—
Prepaid expenses	198,464	—
Accounts payable	2,165,548	—
Accrued expenses and other current liabilities	3,467,666	—
Net cash used in operating activities	(704,951)	(131,255)

Cash flows from investing activities:
Purchase of short-term investments	(10,063,562)	—
Net cash used in investing activities	(10,063,562)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	20,000,000	—
Net cash provided by financing activities	20,000,000	—

Net increase (decrease) in cash and cash equivalents	9,231,487	(131,255)
Cash and cash equivalents at beginning of year	28,417,310	800,728
Cash and cash equivalents at end of period	$37,648,797	$669,473

Supplemental disclosure of cash flow information:
Stock issuance costs included in accounts payable and accrued expenses	$1,506,000	$—
Interest receivable on promissory note issued to stockholder	$59,178	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by GAAP for complete financial statements have been omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of March 31, 2025, and its statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and its cash flows for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 found in the Annual Report on Form 10-K.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lomond Therapeutics Operating Corporation, and Lomond Therapeutics AU Pty Ltd (“Lomond AU”). All intercompany accounts and transactions have been eliminated in consolidation.

Forward stock split

On September 20, 2024, Legacy Lomond filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 3.794838-for-1 forward stock split (the “stock split”) of its issued and outstanding shares of common stock and series seed redeemable convertible preferred stock. As a result of the stock split, (i) every share of common stock issued and outstanding was converted into 3.794838 share of common stock, and (ii) every share of redeemable convertible preferred stock issued and outstanding was converted into 3.794838 shares of redeemable convertible preferred stock. The stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Legacy Lomond’s equity. No fractional shares were issued in connection with the stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. The Restated Certificate of Incorporation authorizes Legacy Lomond to issue 32,661,416 shares of capital stock on a post-stock split adjusted basis, inclusive of 19,000,000 shares of common stock, and 13,661,416 shares of redeemable convertible preferred stock. All common share and per share amounts presented in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. The most significant estimates and assumptions that management considers in the preparation of the Company’s condensed consolidated financial statements relate to the accrual of research and development expenses and inputs used in the Black Scholes model for stock-based compensation assumptions.

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

The Merger was accounted for as a reverse recapitalization under GAAP because Venetian was a public shell with primary assets consisting solely of cash, which did not meet the definition of a business under Accounting Standards Codification (“ASC”) 805-10, Business Combinations. For financial reporting purposes, Legacy Lomond was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) Legacy Lomond stockholders own approximately 91.3% of the Combined Company, (ii) Lomond holds the majority of board seats of the Combined Company and (iii) Lomond management holds all key positions of management. Accordingly, the Merger was treated as the equivalent of Legacy Lomond issuing stock to acquire the net assets of Venetian. Consequently, the assets, liabilities and operations that are reflected in Lomond Therapeutics Holdings, Inc.’s historical financial statements prior to the Merger will be those of Legacy Lomond, and the consolidated financial statements after completion of the Merger will include the assets, liabilities and results of operations of Legacy Lomond up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the combined company from and after the closing date of the Merger. The assets and liabilities of Venetian-1 Acquisition Corp. included in the accompanying condensed consolidated financial statements were recorded at the historical cost basis of Venetian-1 Acquisition Corp. Immediately after the Merger, there were 27,198,214 shares of common stock issued and outstanding. The assets of Venetian acquired and liabilities assumed were nominal.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

As of March 31, 2025, the Company had cash and cash equivalents of $37.6 million and short-term investments of $10.1 million. Additionally, the Company had an accumulated deficit of $45.0 million at March 31, 2025, and during the three months ended March 31, 2025, the Company incurred a net loss of $6.2 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $37.6 million together with its short-term investments of $10.1 million as of March 31, 2025 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these condensed consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash and cash equivalents consisted of certificates of deposit with maturities of three months or less at purchase. During the three months ended March 31, 2025, the Company earned $0.2 million of interest income from certificates of deposit classified as cash equivalents. The interest income is included in interest income in the condensed consolidated statements of operations. There was no interest earned on certificates of deposit during the three month ended March 31, 2024.

Short-term investments

The Company classifies certificates of deposit with original maturities greater than three months but less than one year as short-term investments. These investments are recorded at cost, which approximates fair value due to their short-term nature and fixed interest rates. Certificates of deposit are classified as short-term investments on the balance sheet based on their maturity dates and the Company's intention to hold them until maturity. During the three months ended March 31, 2025, interest earned on short-term investments was de minimis.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits, and a portion of its cash and cash equivalent and short-term investment balances are in the form of certificate of deposit accounts with financial institutions that management believes are creditworthy. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents.

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

There were no transfers between Levels 1, 2, or 3, of such instruments during the three months ended March 31, 2025. The carrying amounts of the Company’s cash and cash equivalents, short-term investments (certificates of deposit), prepaid expenses, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature. See Note 6 for further information.

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

Tax incentive receivable

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to R&D expense when the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. The Company’s Australian subsidiary began operations in the first quarter of 2025, and the Company has recognized reductions to R&D expenses of $0.7 million for the three months ended March 31, 2025.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings. As of March 31, 2025 and December 31, 2024, management believes it is more likely than not that no benefits will be derived from the Company’s deferred tax assets.

The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. As of March 31, 2025 and December 31, 2024, the Company has not recorded any uncertain tax positions.

The tax years from 2021 and forward are subject to examination by federal tax and state tax authorities. In addition, tax years with net operating loss carryforwards are subject to examination, three years following the year they are utilized. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination.

Redeemable convertible preferred stock

The Company recorded shares of its redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company classified its preferred stock outside of total stockholders’ deficit because, in the event of certain “liquidation events” (including a merger, acquisition or sale of all or substantially all of the Company’s assets) that were not solely within the control of the Company, the shares would become redeemable at the option of the holders. Subsequent adjustments to increase or decrease the carrying values to the liquidation values were made only if and when it became probable that such liquidation event would occur. Each share of Legacy Lomond’s redeemable convertible preferred stock outstanding immediately prior to the closing of the Merger was cancelled and converted into the right to receive one share of common stock of the Company. Refer to Note 5 for additional information.

Common stock warrants

The Company accounts for warrants in accordance with the guidance contained in ASC 815, Derivatives and Hedging. Under ASC 815-40, warrants that meet the criteria for equity treatment are recorded in stockholders’ equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations. The Company values warrants using an option pricing model.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Convertible preferred stock	—	13,661,416
Stock options	4,329,617	—
Placement agent warrants	275,410	—
	4,605,027	13,661,416

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the Executive team, which includes the Chief Executive officer and Chairman, and the President and Chief Operating Officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. The CODM is provided with forecasted entity-wide expense models in deciding how to invest into the segment. Other segment items included in the condensed consolidated statements of operations for the three months ended March 31, 2025 of $0.3 million consisted of (i) interest income, (ii) interest expense, and (iii) other income.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Updated (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosure required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company adopted this ASU effective January 1, 2025 and will include relevant disclosures as needed within the annual report on Form 10-K as of December 31, 2025.

Recently Issued but not yet Adopted Accounting Pronouncements

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

3.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024
Insurance expenses	$395,197	$509,428
Administrative expenses	—	325,051
Research and development expenses	240,818	—
	$636,015	$834,479

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$4,043,237	$1,449,646
Accrued compensation expenses	1,357,606	785,230
Accrued legal expenses	377,279	58,767
Accrued stock issuance expenses	400,000	—
Accrued accounting fees	83,187	—
	$6,261,309	$2,293,643

4.	Commitments and Contingencies

Contingencies

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

5.	Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)

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

Common Stock

As of March 31, 2025, the Company had authorized 300,000,000 shares of common stock, par value $0.0001 per share, and 32,198,214 shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote. Subject to the special rights of holders of any outstanding series of preferred Stock, holders of shares of common stock shall be entitled to receive dividends and distributions as and if declared by the Board of Directors. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, subject to the special rights of holders of any outstanding series of Preferred Stock, holders of shares of common Stock shall be entitled to receive the assets of the Corporation available for distribution to its stockholders.

Preferred Stock

As of March 31, 2025, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, of which none were issued and outstanding.

Private Placement Offering

Immediately following the Effective Time of the Merger, the Company issued an aggregate of $43.9 million of its shares of common stock pursuant to the Offering and the conversion of certain simple agreements for future equity (“SAFEs”) previously issued by Legacy Lomond, which included (i) 8,241,375 shares of common stock issued and sold at a purchase price of $4.00 per share in cash (the “Offering Price”) pursuant to the Subscription Agreement; (ii) 1,078,124 shares of common stock at a price of $3.20 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in October 2024, and (iii) 2,083,332 shares of common stock at a price of $3.60 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in August 2024.

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

On January 24, 2025, the Company entered into an amendment to the Subscription Agreement (“Amendment No. 1 to Subscription Agreements”) with the requisite holders in the original Offering to extend the Subsequent Closings end date from November 30, 2024 to February 28, 2025. On January 24, 2025, the Company conducted a Subsequent Closing under the Subscription Agreement, as amended, whereby an aggregate of 2,500,000 shares of common stock were issued and sold to an investor at the Offering Price on the same terms as provided in the Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the Subsequent Closing (the “Second Closing”). The Company received gross proceeds of $10.0 million in connection with the Second Closing (before deducting placement agent fees and expenses of the offering of $0.7 million).

On March 24, 2025, the Company entered into an additional amendment to the Subscription Agreement (“Amendment No. 2 to Subscription Agreements”) with the requisite holders in the original Offering to extend the Subsequent Closings end date from February 28, 2025 to March 31, 2025 and to increase the size of the over-subscription amount under the Subscription Agreement. On March 24, 2025, the Company conducted an additional Subsequent Closing under the Subscription Agreement, as amended, whereby an aggregate of 2,500,000 shares of common stock were issued and sold to an investor at the Offering Price on the same terms as provided in the original Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the additional Subsequent Closing (the “Third Closing”). The Company received gross proceeds of $10,000,000 in connection with the Third Closing (before deducting placement agent fees and expenses of the offering of $0.8 million).

Placement Agent Warrants

As discussed above, the Company issued warrants to purchase shares of common stock to placement agents as compensation for services provided in the Private Placement Offering. These warrants entitle the holders to purchase up to 275,410 shares of common stock at an exercise price of $4.00 per share, are exercisable beginning June 1, 2025 (the “Initial Exercise Date”) and expire four years from the Initial Exercise Date. The fair value of the warrants was recorded as a component of equity in conjunction with the Offering, which had no net impact to additional paid-in capital. As of March 31, 2025, all warrants remained outstanding.

Promissory Note issued to Stockholder

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. The note accrues simple interest on the outstanding principal balance at a rate of 6% per annum. The outstanding principal and related accrued interest is due in full no later than September 30, 2027. As of March 31, 2025, Eilean has borrowed $4.0 million under the promissory note. The balance outstanding on this note receivable is included in stockholders’ equity in the condensed consolidated balance sheets.

6.	Related Party Transactions

Related party transactions included within the condensed consolidated statements of operations are as follows, as discussed in detail below:

	Three Months Ended March 31,
	2025	2024
Research and development	$2,464,640	$7,813
General and administrative	$265,942	$12,608
Interest income	$59,178	$—
Interest expense	$50,785	$—

Research and development arrangements with related parties

In February 2025, the Company entered into two licensing agreements with Viriom, Inc. (“Viriom”), whereby Viriom acquired exclusive rights in the Russian Federation to the BCL-2 inhibitor (the “BCL-2 Licensed Molecule”) for the treatment of chronic lymphoblastic leukemia and acute myeloid leukemia (“BCL-2 Indications”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs (the “BCL-2 Viriom License Agreement”). Further, Viriom acquired exclusive rights in the Russian Federation to the FLT-3 inhibitor (the “FLT-3 Licensed Molecule”) for the treatment of acute myeloid leukemia (“FLT-3 Indication”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs) (the “FLT-3 Viriom License Agreement”). Under the terms of each agreement, the Company has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under the Company’s patents and know-how to develop, test, make and use each Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the BCL-2 Indications and FLT-3 Indications during the term of the BCL-2 Viriom License Agreement and FLT-3 Viriom License Agreement. As consideration for the BCL-2 Viriom License Agreement and FLT-3 Viriom License Agreement, Viriom has agreed to pay the Company a percentage of net sales of certain products during certain royalty periods. No payments were made, and no income or expenses were recognized under the BCL-2 Viriom License Agreement or the FLT-3 Viriom License Agreement for the three months ended March 31, 2025.

Entry into each of the License Agreements constitutes related party transactions as each of Nikolay Savchuk and Iain Dukes are interested parties given their respective relationships with Viriom. Nikolay Savchuk, an officer and director of the Company, is a director of Viriom, and indirectly holds a majority of shares of Viriom’ s common stock. Iain Dukes, an officer and director of the Company, serves as a director of Viriom.

In January 2023, Legacy Lomond entered into a master services agreement with Eilean Therapeutics AU Pty Ltd (“Eilean AU”), a CRO and a subsidiary of its Former Parent, pursuant to which Eilean AU provides clinical trial-related service and data and research services. During the three months ended March 31, 2025, the Company recognized $1.4 million as research and development expense in the Company’s condensed consolidated statements of operations related to Eilean AU research and development.

On February 20, 2025, the Company’s wholly-owned subsidiary, Lomond AU entered into an Intellectual Property assignment agreement (the “Assignment Agreement”) with Eilean AU. Under the terms of the Assignment Agreement, Eilean AU agreed to sell, assign, and transfer to Lomond AU, certain rights, title, and interest in patents, trademarks, and copyrights related to lomonitinib, lonitoclax, and other pan-FLT3/IRAK4 inhibitors or BCL-2 inhibitors. In exchange for the rights, title, and interest, Lomond AU agreed to pay a one-time assignment fee to Eilean AU of $0.5 million, which the company recognized as research and development expense within the condensed consolidated statements of operations for the three months ended March 31, 2025. The company recorded $0.5 million as accrued expenses and other current liabilities in the condensed consolidated balance sheets related to the Assignment Agreements as of March 31, 2025.

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

In connection with such termination, during 2024, Legacy Lomond entered into a services agreement with Abet Solutions (“Abet”), pursuant to which Abet provides the Company administrative support services and access to staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, insurance program marketing and administration and various tax-related services. Dr. Nikolay Savchuk, President and Chief Operating Officer of the Company, has a direct material interest in Abet. During the three months ended March 31, 2025, the Company recognized $0.4 million as research and development expense and $20,000 as general and administrative expense in the Company’s condensed consolidated statements of operations relating to Abet services. The Company recorded $0.2 million as accounts payable in the condensed consolidated balance sheets as of March 31, 2025 relating to Abet services.

Related party notes payable

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

The Eil License Agreement and Bala License Agreement became effective in October 2024 when Legacy Lomond issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually, and matures on October 17, 2026. Each such promissory note may be prepaid without penalty. In addition, the two promissory notes each provide for customary events of default. The Company recognized $0.1 million as interest expense in the Company’s condensed consolidated statements of operations relating to the promissory notes with Eil and Bala during the three months ended March 31, 2025.

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

Promissory Note Receivable

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. The Company recognized $0.1 million as interest income in the condensed consolidated statements of operations relating to the promissory note with Eilean during the three months ended March 31, 2025. Refer to Note 5 for additional information.

Compensation

In November 2024, the Company entered into consulting agreements with Dr. Iain Dukes, to serve as Chief Executive Officer and Chairman of the Company, and Dr. Nikolay Savchuk, to serve as Chief Operating Officer and President of the Company. Each is eligible to receive consulting fees at an annual rate of $400,000 and both are eligible to receive an annual incentive payment equal to up to 50% of such annual consulting fees, subject to the achievement of applicable performance metrics as determined by the Company’s board of directors. During the three months ended March 31, 2025, the Company recognized $0.2 million as general and administrative expense and $0.2 million as research and development expense in the Company’s condensed consolidated statements of operations related to these consulting agreements.

The Company’s Chief Executive Officer and Chairman, and President and Chief Operating Officer (“officer consultants”) allocate approximately 30% (“the allocated percentage”) of their time to the Company. The Company recognizes the allocated percentage of share-based compensation for units in Eilean issued to its officer consultants in its consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation related to Eilean units of $4,336 and $7,813, respectively, as research and development expense and $12,608 and $12,608, respectively, as general and administrative expense in the condensed consolidated statements of operations.

Director Expenses

As of March 31, 2025 and December 31, 2024, the Company recorded $0.1 million in accounts payable related to reimbursable out of pocket expenses incurred in 2024 to its Directors in the condensed consolidated balance sheets.

7.	Stock-based Compensation

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

2024 Stock Plan and Grant of Options

Pursuant to the Merger Agreement and upon the closing of the Merger, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The Company reserved 1,759,608 shares for future issuance under the 2024 Plan. The number of shares of common stock that may be issued under the 2024 Plan is equal to the sum of (x) 1,759,608 shares, plus (y) up to 4,329,617 shares subject to awards granted under the Legacy Lomond Plan that were outstanding on the date of the Merger and that are subsequently forfeited, expire or lapse unexercised or unsettled or are reacquired by the Company. Further, the number of shares reserved for issuance under our 2024 Plan will increase automatically on January 1 of each of 2026 through 2034 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors. As of March 31, 2025, 1,759,608 shares were available for future grant. Option grants issued under the 2024 Plan are exercisable for up to 10 years from the date of issuance. The Company’s options have various vesting schedules, ranging from vesting immediately to vesting over a four-year period, subject to the participant’s continued employment or service through the applicable vesting date. Certain grants allow for accelerated vesting if the Company is subject to a Change in Control (other than the Merger).

During the three months ended March 31, 2025, the Company recognized stock-based compensation related to the 2024 plan of $0.3 million as research and development expense and $0.3 million as general and administrative expense in the condensed consolidated statements of operations.

A summary of stock option activity for the three months ended March 31, 2025 is as follows:

Options Outstanding
Weighted Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Balance, January, 1 2025	4,329,617	$1.30	9.72	—
Granted	—	$—	—	—
Forfeitures/adjustments	—	$—	—	—
Expired	—	$—	—	—
Balance, March 31, 2025	4,329,617	$1.30	9.48	$11,689,966
Exercisable at March 31, 2025	360,801	$1.30	9.48	$974,164

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

As of March 31, 2025, there was $8.5 million of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 3.6 years.

During the year ended December 31, 2020, the Company issued 539,796 option awards to non-employee consultants for services to be performed for Legacy Lomond. Option awards granted generally vest based on a specific vesting schedule as agreed upon by the optionee and the Company and generally expire 10 years after the grant date.

In connection with the Eilean Transaction in July 2022, the existing option awards granted by the Company were cancelled and replaced with common units (the “units”) in Eilean. The units granted generally vest (i) on the date of grant, (ii) 50% on the date of grant, with the remaining 50% vesting over 24 months in equal monthly installments as services are provided, or (iii) over 48 months in equal monthly installments.

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

The Company’s officer consultants serve in a consulting role to the company under individual consulting agreements entered in 2024, whereby the officer consultants allocate approximately 30% of their time to the Company. The Company recognizes the allocated percentage of share-based compensation for units in Eilean issued to its officer consultants in its condensed consolidated statements of operations. Refer to Note 6 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Report. Accordingly, you should review the disclosure under the heading “Risk Factors” in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have incurred significant operating losses since our inception in 2020. Our net losses were $6.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $44.7 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, promissory notes and “simple agreements for future equity”, or SAFEs. We will incur significant expenses and increasing operating losses for the foreseeable future. Our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as we:

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

The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern, which assumes the continuity of operations, the realization of assets and the settlement of liabilities and commitments as they come due in the normal course of business. We believe our cash and cash equivalents will enable us to fund our planned operations for at least twelve months following the date of filing of this report, as further discussed in “Funding Requirements” within this section.

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

The Company received gross proceeds of $10,000,000 in connection with the Subsequent Closing (before deducting placement agent fees and expenses of the offering of $0.7 million) and currently intends to use proceeds raised in the Subsequent Closing for working capital and general corporate purposes.

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

The Company received gross proceeds of $10,000,000 in connection with the Third Closing (before deducting placement agent fees and expenses of the offering if $0.8 million) and currently intends to use proceeds raised in the Third Closing for working capital and general corporate purposes.

Agreements with Eil and Bala

On October 17, 2024, we entered into the Eil license agreement and the Bala license agreements, respectively. The Eil license agreement and the Bala license agreement became effective in October 2024 when we issued promissory notes to Eil and Bala, as the case may be. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually and the principal and accrued interest under each note are due and payable on demand at any time after October 17, 2026. Each such promissory note may be repaid without penalty.

Upon the payment in full of the applicable promissory note, Eil and Bala have each agreed to assign to us all of the intellectual property rights covered by the Eil license agreement and the Bala license agreement, as applicable. See Note 6 for further information.

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

An immediate family member of Dr. Savchuk, our President and Chief Operating Officer, has a direct interest in Expert Systems by virtue of his minority share ownership in the company. There was no research and development activity related to the Expert Systems MRDA for the three months ended March 31, 2025 and three months ended March 31, 2024.

SAFEs

In August 2024, we issued “simple agreements for future equity”, or the August SAFEs, for an aggregate purchase price of $7.5 million in a private financing round. Upon consummation of the Offering, the August SAFEs automatically converted into 2,083,332 shares of common stock.

In October 2024, we issued “simple agreements for future equity,” or the Contribution SAFEs, after converting a $3.5 million capital contribution made in May 2024 by Eilean Therapeutics, LLC, or Eilean, our former parent company. The Contribution SAFEs converted into 1,078,124 shares of common stock upon consummation of the Offering. Such shares are held by TPAV, LLC and entities affiliated with OrbiMed Advisors, LLC, each of which is a member of Eilean and received an equity distribution from Eilean.

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

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent balances, short-term investments and a related party promissory note.

Interest Expense – related parties

Interest expense primarily consists of interest on related-party promissory notes.

Other Income

Other income consists of principally of foreign exchange gains.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three months ended March 31,
	2025	2024	$ Variance	% Variance
Operating expenses:
Research and development	$5,156,988	$7,813	$5,149,175	65901%
General and administrative	1,363,464	143,863	1,219,601	848%
Total operating expenses	6,520,452	151,677	6,368,775	4199%
Loss from operations	(6,520,452)	(151,677)	(6,368,775)	4199%
Other income (expense):
Interest income	282,579	-	282,579	100%
Interest expense – related parties	(50,785)	-	(50,785)	100%
Other income	86,494	-	86,494	100%
Net loss	$(6,202,164)	$(151,677)	$(6,050,487)	3989%

Comparison of the Three Months Ended March 31, 2025 and 2024

Research and Development Expenses

Research and development expenses increased $5.1 million, or 65901%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase of $5.1 million was primarily due to (i) $4.5 million increase in clinical study expenses, inclusive of $1.8 million incurred with related parties, primarily attributable to the ongoing Phase 1 clinical study of lomonitinib and the Phase 1 healthy volunteer study of lonitoclax which commenced in the fourth quarter of 2024, and (ii) a $1.3 million increase relating to program management and employee compensation, inclusive of $0.6 million incurred with related parties, partially offset by $0.7 million reductions in research and development costs attributable to the Australian tax incentive receivable.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 848%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase of $1.2 million was primarily attributable to (i) increases in professional fees of $0.6 million, (ii) increases in related party personnel related expenses of $0.2 million, (iii) increase in stock-based compensation of $0.3 million, and (iv) increase in insurance and other expenses of $0.1 million attributable to Director and Officer insurance policies entered into in conjunction with the Merger.

Interest Income

Interest income increased by $0.3 million, or 100% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change was due to interest earned on a related party promissory note entered into in the third quarter of 2024 of $0.1 million and interest earned on certificates of deposit entered into in the first quarter of 2025 and the fourth quarter of 2024 $0.2 million.

Interest Expense – Related Parties

Interest expense increased by $0.1 million, or 100%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by the entry into promissory notes with related parties in the fourth quarter of 2024.

Other Income

Other income increased by $0.1 million, or 100%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by foreign exchange gains relating to the activity of the Company’s Australian subsidiary.

Liquidity and Capital

Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates. We have not generated cash from our operations, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. We have funded our operations primarily from sales of our common and preferred stock, issuance of promissory notes, and issuance of SAFEs through March 31, 2025. As of March 31, 2025, we had cash and cash equivalents of $37.6 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(704,951)	$(131,255)
Investing activities	(10,063,562)	-
Financing activities	20,000,000	-
Net increase in cash and cash equivalents	$9,231,487	$(131,255)

Operating Activities

During the three months ended March 31, 2025, we used $0.7 million of cash in operating activities. Cash used in operating activities reflects our net loss of $6.2 million, offset by non-cash adjustments of $0.6 million and changes in operating assets and liabilities of $4.9 million. Non-cash adjustments primarily consisted of $0.6 million related to stock-based compensation expense, and $0.1 million of non-cash interest expense related to promissory notes with Eil and Bala, partially offset by $0.1 million in interest income earned on a related party promissory note. Changes in operating assets and liabilities consisted of changes in accounts payable of $2.2 million, changes in prepaid expenses of $0.2, and changes in accrued expenses and other current liabilities of $3.5 million, partially offset by changes in tax incentive and other receivables of $0.9 million.

During the three months ended March 31, 2024, we used $0.1 million of cash in operating activities. Cash used in operating activities primarily reflects our net loss of $0.1 million.

Investing Activities

During the three months ended March 31, 2025, we used $10.1 million in in investing activities, which was attributable to the purchase of certificates of deposit with original maturities greater than three months.

Financing Activities

During the three months ended March 31, 2025, financing activities provided $20.0 million of net cash, which was attributable to proceeds from the issuance of our common stock in conjunction with the second and third closings.

Funding Requirements

As of March 31, 2025, we had $37.6 million in cash and cash equivalents and an accumulated deficit of $45.0 million. We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development, pursue clinical development of lomonitinib, lonitoclax and a menin inhibitor and repay our promissory notes with Eil and Bala. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

We believe that our cash and cash equivalents, after the consummation of the Merger, the Offering and the Subsequent Closings, will enable us to fund our planned operations for at least twelve months following the date of filing of this report. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our audited financial statements contained in our Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Recent Accounting Pronouncements

Recently issued and adopted/unadopted accounting pronouncements are described in Note 2 to our audited financial statements contained in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, where appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of the Evaluation Date, and due to the identification of material weaknesses in our internal controls over financial reporting as of December 31, 2024, as discussed in additional detail in our Annual Report, which had not been remediated as of the Evaluation Date, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, nor are aware of any pending, threatened, or unasserted claims, which, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

10.1	Form of Amendment No. 1 to Subscription Agreements, dated January 24, 2025.	8-K	1/30/2025

10.2§†	Exclusive License Agreement, dated February 13, 2025, by and between Lomond Therapeutics Operating Corporation and Viriom, Inc. (BCL-2 Viriom License Agreement).	8-K	2/20/2025

10.3§†	Exclusive License Agreement, dated February 13, 2025, by and between Lomond Therapeutics Operating Corporation and Viriom, Inc. (FLT-3 Viriom License Agreement).	8-K	2/20/2025

10.4	Form of Amendment No. 2 to Subscription Agreements, dated March 24, 2025.	8-K	3/28/2025

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			**

101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

§	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions are both not material and are the type of information that the registrant treats as private or confidential. The registrant agrees to supplementally furnish an unredacted copy of this exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOMOND THERAPEUTICS HOLDINGS, INC.

Date: May 20, 2025	By:	/s/ Iain Dukes
Iain Dukes
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2025	By:	/s/ Nikolay Savchuk
Nikolay Savchuk
Title: President, Chief Operating Officer
(Principal Financial and Accounting Officer)