Form 10-Q
period 2025-06-30
Lomond Therapeutics Holdings, Inc.
filed 2025-08-14
CIK 1900520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2025, the registrant had a total of 32,198,214 shares of its common stock, par value $0.0001 per share, issued and outstanding.

LOMOND THERAPEUTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and future clinical trials to demonstrate safety and efficacy of product candidates that we may develop, license or acquire and other positive results;

●	any action we may take in the future with respect to our related party license agreements with Eil Therapeutics, Inc., or Eil, and Bala Therapeutics, Inc., or Bala, including our ability to meet repayment obligations under promissory notes issued in connection with such license agreements;

●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and planned clinical trials for our current product candidate, any licensed product candidate and any other product candidates we may develop, license or acquire, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our current or future research and development programs;

●	our ability to raise substantial additional capital when needed to complete the development and, if approved, any commercialization of product candidates, the failure of which may force us to delay, reduce or eliminate our product development programs or other operations;

●	the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications (“INDs”), and final U.S. Food and Drug Administration (“FDA”) approval of our current product candidate, our licensed product candidates and any future product candidates we may develop, license or acquire;

●	our ability to develop and advance our current product candidate, our licensed product candidates and development programs into, and successfully complete, clinical trials;

●	our manufacturing, commercialization, and marketing capabilities and strategy;

●	our plans relating to commercializing our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved, including the geographic areas of focus and sales strategy;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	the size of the market opportunity for our product candidate, our licensed product candidates and any of product candidates that we develop, license or acquire, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our competitive position and the success of competing therapies that are or may become available;

●	the potential beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our ability to maintain regulatory approval of product candidates;

●	our plans relating to the further development of product candidates, including additional indications we may pursue;

●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

●	our continued reliance on related parties to conduct additional preclinical studies and planned clinical trials of our current product candidate and any product candidate we may develop, license or acquire, and for the manufacture of product candidates for preclinical studies and clinical trials;

●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;

●	the pricing and reimbursement of our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved;

●	the rate and degree of market acceptance and clinical utility of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act;

●	the development of a market for our common stock;

●	our intended use of proceeds from the private placement offering as described in more detail under Note 5 below;

●	developments relating to our competitors and our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Item 1. Condensed Consolidated Financial Statements

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,651,435	$28,417,310
Short-term investments	27,574,062	—
Tax incentive and other receivables	1,680,896	—
Prepaid expenses	2,604,752	834,479
Total current assets	39,511,145	29,251,789
Total assets	$39,511,145	$29,251,789
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,788,095	$260,613
Accrued expenses and other current liabilities	698,255	2,293,643
Total current liabilities	6,486,350	2,554,256
Notes payable – related parties	3,044,401	2,942,268
Total liabilities	9,530,751	5,496,524

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, and no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized, 32,198,214 and 27,198,214 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4,720	2,720
Related party note receivable	(4,184,110)	(4,065,096)
Additional paid-in capital	86,504,028	66,630,765
Accumulated deficit	(52,344,244)	(38,813,124)
Total stockholders’ equity	29,980,394	23,755,265
Total liabilities and stockholders’ equity	$39,511,145	$29,251,789

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$6,622,060	$3,007,814	$11,779,048	$3,015,627
General and administrative	1,036,613	99,211	2,400,077	243,075
Total operating expenses	7,658,673	3,107,025	14,179,125	3,258,702
Loss from operations	(7,658,673)	(3,107,025)	(14,179,125)	(3,258,702)
Interest income	338,166	—	620,745	—
Interest expense – related parties	(51,348)	—	(102,133)	—
Other income, net	42,899	—	129,393	—
Net loss	$(7,328,956)	$(3,107,025)	$(13,531,120)	$(3,258,702)
Net loss per share, basic and diluted	$(0.23)	$(4.09)	$(0.44)	$(4.29)
Basic and diluted weighted average shares outstanding	32,198,214	758,967	30,747,937	758,967

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

			Three Month Periods Ended June 30, 2025 and 2024
	Redeemable Convertible				Related Party	Additional
	Preferred Stock		Common Stock		Promissory	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Note	Capital	Deficit	Total
Balance at March 31, 2025	—	$—	32,198,214	$4,720	$(4,124,274)	$85,734,267	$(45,015,288)	$36,599,425
Interest receivable on promissory note issued to stockholder	—	—	—	—	(59,836)	—	—	(59,836)
Stock-based compensation	—	—	—	—	—	769,761	—	769,761
Net loss	—	—	—	—	—	—	(7,328,956)	(7,328,956)
Balance at June 30, 2025	—	$—	32,198,214	$4,720	$(4,184,110)	$86,504,028	$(52,344,244)	$29,980,394

Balance at March 31, 2024	13,661,416	$5,466,925	758,967	$76	$—	$16,223,676	$(21,877,348)	$(5,653,596)
Contribution from stockholder	—	—	—	—	—	3,450,000	—	3,450,000
Stock-based compensation	—	—	—	—	—	20,422	—	20,422
Net loss	—	—	—	—	—	—	(3,107,025)	(3,107,025)
Balance at June 30, 2024	13,661,416	$5,466,925	758,967	$76	$—	$19,694,098	$(24,984,373)	$(5,290,199)

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

			Six Month Periods Ended June 30, 2025 and 2024
	Redeemable Convertible				Related Party	Additional
	Preferred Stock		Common Stock		Promissory	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Note	Capital	Deficit	Total
Balance at December 31, 2024	—	$—	27,198,214	$2,720	$(4,065,096)	$66,630,765	$(38,813,124)	$23,755,265
Issuance of common stock, net of issuance costs	—	—	5,000,000	2,000	—	18,492,000	—	18,494,000
Interest receivable on promissory note issued to stockholder	—	—	—	—	(119,014)	—	—	(119,014)
Stock-based compensation	—	—	—	—	—	1,381,263	—	1,381,263
Net loss	—	—	—	—	—	—	(13,531,120)	(13,531,120)
Balance at June 30, 2025	—	$—	32,198,214	$4,720	$(4,184,110)	$86,504,028	$(52,344,244)	$29,980,394

Balance at December 31, 2023	13,661,416	$5,466,925	758,967	$76	$—	$16,203,254	$(21,725,671)	$(5,522,341)
Contribution from stockholder	—	—	—	—	—	3,450,000	—	3,450,000
Stock-based compensation	—	—	—	—	—	40,844	—	40,844
Net loss	—	—	—	—	—	—	(3,258,702)	(3,258,702)
Balance at June 30, 2024	13,661,416	$5,466,925	758,967	$76	$—	$19,694,098	$(24,984,373)	$(5,290,199)

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,531,120)	$(3,258,702)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,381,263	40,844
Unrealized interest income earned on short-term investments	(248,927)	—
Non-cash interest expense – related parties	102,133	—
Unrealized interest income earned on promissory note – related party	(119,014)	—
Changes in operating assets and liabilities:
Tax incentive and other receivables	(1,680,896)	—
Prepaid expenses	(1,770,273)	—
Accounts payable	5,527,482	—
Accrued expenses and other current liabilities	(1,695,388)	(856,144)
Net cash used in operating activities	(12,034,740)	(4,074,002)

Cash flows from investing activities:
Purchase of short-term investments	(27,325,135)	—
Net cash used in investing activities	(27,325,135)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	20,000,000	—
Common stock issuance costs	(1,406,000)
Proceeds from cash contribution by stockholder	—	3,450,000
Net cash provided by financing activities	18,594,000	3,450,000

Net decrease in cash and cash equivalents	(20,765,875)	(624,002)
Cash and cash equivalents at beginning of period	28,417,310	800,728
Cash and cash equivalents at end of period	$7,651,435	$176,726

Supplemental disclosure of cash flow information:
Stock issuance costs included in accounts payable and accrued expenses	$100,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business and Basis of Presentation

Overview

Lomond Therapeutics Holdings, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company”), is a biopharmaceutical company focused on developing a next-generation inhibitor of FMS-like tyrosine kinase 3, or FLT3, and interleukin-1 receptor-associated kinase 4, or IRAK4, for the treatment of acute myeloid leukemia, or AML. The Company was incorporated as Venetian-1 Acquisition Corp. in the State of Delaware in September 2021 and was originally organized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly traded corporation. On November 1, 2024, the Company, Lomond Acquisition Corp, a corporation formed in the State of Delaware on October 23, 2024 (“Acquisition Sub”), and Lomond Therapeutics, Inc., a privately held Delaware corporation (“Legacy Lomond”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which Acquisition Sub was merged with and into Legacy Lomond on November 1, 2024, with Legacy Lomond continuing as a wholly-owned subsidiary of the Company and the surviving entity (the “Surviving Company”) of the merger (the “Merger”). Prior to the Merger, Legacy Lomond was incorporated on January 22, 2020 pursuant to the laws of the State of Delaware. Lomond was then reorganized pursuant to a share contribution and exchange agreement, or the exchange agreement, dated as of July 5, 2022, by and among Eilean Therapeutics, LLC (“Eilean” or “Former Parent”), Legacy Lomond and the other parties thereto. Pursuant to the exchange agreement, stockholders of Legacy Lomond contributed all of the capital stock in Legacy Lomond to Eilean in exchange for limited liability units of Eilean, and Legacy Lomond became a direct, wholly-owned subsidiary of Eilean (the “Eilean Transaction”).

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by GAAP for complete financial statements have been omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of June 30, 2025, and its statements of operations and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2025, and its statements of cash flows for the six months ended June 30, 2025 and 2024. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 found in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Lomond Therapeutics Operating Corporation and Lomond Therapeutics AU Pty Ltd (“Lomond AU”). All intercompany accounts and transactions have been eliminated in consolidation.

Forward stock split

On September 20, 2024, Legacy Lomond filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which effected a 3.794838-for-1 forward stock split (the “stock split”) of its issued and outstanding shares of common stock and series seed redeemable convertible preferred stock. As a result of the stock split, (i) every share of common stock issued and outstanding was converted into 3.794838 shares of common stock, and (ii) every share of redeemable convertible preferred stock issued and outstanding was converted into 3.794838 shares of redeemable convertible preferred stock. The stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Legacy Lomond’s equity. No fractional shares were issued in connection with the stock split. Stockholders who would otherwise be entitled to a fractional share of common stock were instead entitled to receive a proportional cash payment. All common share and per share amounts presented in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the stock split.

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

The Merger

On November 1, 2024, the Company (formerly publicly-held Venetian-1 Acquisition Corp.) consummated Merger pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, the board of directors of the Company and both of the Company’s pre-Merger stockholders approved an amended and restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on November 1, 2024, and through which, among other things, the Company changed its name to “Lomond Therapeutics Holdings, Inc.” On November 1, 2024, the Company’s board of directors also adopted amended and restated bylaws. Following the consummation of the Merger, Legacy Lomond changed its name to “Lomond Therapeutics Operating Corporation”.

Pursuant to the terms of the Merger Agreement, at the time the certificate of merger reflecting the Merger was filed with the Secretary of State of Delaware (the “Effective Time”), each share of Legacy Lomond’s capital stock (comprising of Legacy Lomond common stock and Legacy Lomond preferred stock) issued and outstanding immediately prior to the closing of the Merger was cancelled and converted into the right to receive one share of the Company’s common stock, with the maximum number of shares of common stock issuable to the former holders of Legacy Lomond’s capital stock equal to 14,420,383 (which is equal to 758,967 shares of Legacy Lomond common stock and 13,661,416 shares of Legacy Lomond preferred stock issued and outstanding immediately prior to the closing of the Merger). In addition, pursuant to the Merger Agreement, immediately prior to the Effective Time, an aggregate of 3,625,000 shares of the 5,000,000 then-outstanding shares of our common stock owned by the Company’s stockholders prior to the Merger were forfeited and cancelled.

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

The Merger was accounted for as a reverse recapitalization under GAAP because Venetian was a public shell with primary assets consisting solely of cash, which did not meet the definition of a business under Accounting Standards Codification (“ASC”) 805-10, Business Combinations. For financial reporting purposes, Legacy Lomond was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) Legacy Lomond stockholders owning approximately 91.3% of the Surviving Company, (ii) Lomond holding the majority of board seats of the Surviving Company and (iii) Lomond management holding all key positions of the Surviving Company’s management. Accordingly, the Merger was treated as the equivalent of Legacy Lomond issuing stock to acquire the net assets of Venetian-1 Acquisition Corp. Consequently, the assets, liabilities and operations that are reflected in Lomond Therapeutics Holdings, Inc.’s historical financial statements prior to the Merger are those of Legacy Lomond, and the consolidated financial statements after completion of the Merger include the assets, liabilities and results of operations of Legacy Lomond up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the Surviving Company from and after the closing date of the Merger. The assets and liabilities of Venetian-1 Acquisition Corp. included in the accompanying condensed consolidated financial statements were recorded at the historical cost basis of Venetian-1 Acquisition Corp. Immediately after the Merger, there were 27,198,214 shares of common stock issued and outstanding. Venetian-1 Acquisition Corp.’s assets acquired and liabilities assumed were nominal.

Liquidity and Other Risks

Since inception, the Company has been primarily performing research and development activities, establishing and maintaining its intellectual property, and raising capital to support and expand its operations. The Company has funded its operations primarily through the sale of its common and redeemable convertible preferred stock, issuance of promissory notes, issuance of “simple agreements for future equity, or SAFEs, and contributions from its stockholders. The Company does not yet have a product that has been approved by the FDA, has not generated any product sales revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products.

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

As of June 30, 2025, the Company had cash and cash equivalents of $7.7 million and short-term investments of $27.6 million. Additionally, the Company had an accumulated deficit of $52.3 million at June 30, 2025, and during the three and six months ended June 30, 2025, the Company incurred net losses of $7.3 million and $13.5 million, respectively. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $7.7 million together with its short-term investments of $27.6 million as of June 30, 2025 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these condensed consolidated financial statements.

In addition, to finance its future operations, the Company will likely seek additional funding through equity offerings, debt financings, government programs, funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies, other strategic transactions, or a combination of the foregoing. If the Company is unable to raise capital or enter into such other agreements or arrangements when needed, or exceeds its current spending forecasts, the Company would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay Company and pipeline expansion, any of which could adversely affect its business prospects. The inability to obtain funding, as and when needed on favorable terms, could have a material adverse effect on the Company’s financial condition and ability to pursue its business strategies.

Global Uncertainties

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. These sanctions may directly or indirectly affect the Company’s ability to license, transfer, or otherwise commercialize its assets in Russia, discussed further in Note 6, and may limit the Company’s ability to receive payments, enforce contractual rights, or protect its intellectual property in the region. The specific impact of this conflict and related sanctions on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

2.	Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. During the three and six months ended June 30, 2025, the Company earned $33,728 and $0.3 million, respectively, of interest income from certificates of deposit classified as cash equivalents. The interest income is included in interest income in the condensed consolidated statements of operations.

Short-term investments

The Company classifies certificates of deposit with original maturities greater than three months but less than one year as short-term investments. These investments are recorded at cost, which approximates fair value due to their short-term nature and fixed interest rates. Certificates of deposit are classified as short-term investments on the balance sheet based on their maturity dates and the Company’s intention to hold them until maturity. During the three and six months ended June 30, 2025, the Company earned $0.2 million and $0.2 million, respectively, of interest income from certificates of deposit classified as short-term investments. The interest income is included in interest income in the condensed consolidated statements of operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits, and a portion of its cash and cash equivalent and short-term investment balances are in the form of certificate of deposit accounts with financial institutions that management believes are creditworthy. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash and cash equivalents; however, no assurances can be provided that access to invested cash and cash equivalents will not be impacted if one or more of such financial institutions fails or is subject to other adverse conditions in the financial and credit markets.

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

●	Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

There were no transfers between Levels 1, 2, or 3 of such instruments during the three or six months ended June 30, 2025. The carrying amounts of the Company’s cash and cash equivalents, short-term investments (certificates of deposit), prepaid expenses, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

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

Tax incentive receivable

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to research and development expense when the relevant expenditure has been incurred, the amount can be reliably measured and that the Australian Tax Incentive will be received. Lomond AU began operations in the first quarter of 2025, and the Company has recognized reductions to research and development expenses of $0.3 million and $1.0 million,  respectively, for the three and six months ended June 30, 2025.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings. As of June 30, 2025 and December 31, 2024, management believes it is more likely than not that no benefits will be derived from the Company’s deferred tax assets.

The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. As of June 30, 2025 and December 31, 2024, the Company has not recorded any uncertain tax positions.

The tax years from 2021 and forward are subject to examination by federal tax and state tax authorities. In addition, tax years with net operating loss carryforwards are subject to examination three years following the year they are utilized. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination.

Redeemable convertible preferred stock

The Company recorded shares of its redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company classified such redeemable convertible preferred stock outside of total stockholders’ deficit because, in the event of certain “liquidation events” (including a merger, acquisition or sale of all or substantially all of the Company’s assets) that were not solely within the control of the Company, the shares would become redeemable at the option of the holders. Subsequent adjustments to increase or decrease the carrying values to the liquidation values were made only if and when it became probable that such liquidation event would occur. Each share of Legacy Lomond’s redeemable convertible preferred stock outstanding immediately prior to the closing of the Merger was cancelled and converted into the right to receive one share of common stock of the Company. Refer to Note 5 for additional information.

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

The grant date fair value of employee and non-employee option awards are determined using the Black-Scholes option pricing model, which includes inputs such as the fair value of the Company’s common stock, expected term, risk-free rate, expected stock price volatility over the expected term, and expected dividend yield. For all options granted, the Company calculated the expected term based on the simplified method. The Company has no publicly available stock information and therefore, the Company used the historical volatility of the stock price of similar publicly traded peer companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not anticipate that dividends will be distributed in the near future.

The absence of an active market for the Company’s common stock requires the Company’s board of directors to determine the fair value of its common stock for purposes of granting options. The Company obtains third-party valuations to assist its board of directors in determining the fair value of the Company’s common stock.

Net loss per share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	June 30,
	2025	2024
Convertible preferred stock	—	13,661,416
Stock options	4,605,888	—
Placement agent warrants	275,410	—
	4,881,298	13,661,416

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the Company’s executive team, which includes the Company’s Chief Executive Officer and Chairman and the Company’s President and Chief Operating Officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM is provided with forecasted entity-wide expense models in deciding how to invest into the segment. Other segment items included in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 of $0.3 million and $0.6 million, respectively, consisted of (i) interest income, (ii) interest expense, and (iii) other income, net.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosure required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company adopted this ASU effective January 1, 2025 and will include relevant disclosures as needed within its annual report on Form 10-K for the fiscal year ending December 31, 2025.

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

3.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Insurance expenses	$279,696	$509,428
Administrative expenses	—	325,051
Research and development expenses	2,325,056	—
	$2,604,752	$834,479

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$25,000	$1,449,646
Accrued compensation expenses	486,722	785,230
Accrued legal expenses	176,242	58,767
Accrued accounting fees	10,291	—
	$698,255	$2,293,643

4.	Commitments and Contingencies

Contingencies

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

5.	Redeemable Convertible Preferred Stock and Stockholder’s Equity (Deficit)

Between March 2020 and August 2021, Legacy Lomond issued and sold an aggregate of 13,661,416 shares of series seed redeemable convertible preferred stock, par value $0.0001 per share, at a purchase price of approximately $0.402594 per share for aggregate proceeds of $5.5 million. Immediately prior to the closing of the Merger, Legacy Lomond had 758,967 shares of common stock and 13,661,416 shares of redeemable convertible preferred stock issued and outstanding. Pursuant to the terms of the Merger Agreement, each share of Legacy Lomond’s redeemable convertible preferred stock and common stock outstanding immediately prior to the closing of the Merger was cancelled and converted into the right to receive one share of common stock of the Company.

Common Stock

As of June 30, 2025, the Company had authorized 300,000,000 shares of common stock, par value $0.0001 per share, and 32,198,214 shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote per share. Subject to the special rights of holders of any outstanding series of preferred stock, holders of shares of common stock shall be entitled to receive dividends and distributions as and if declared by the Company’s board of directors. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, subject to the special rights of holders of any outstanding series of preferred stock, holders of shares of common stock shall be entitled to receive the assets of the Company available for distribution to its stockholders.

Preferred Stock

As of June 30, 2025, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, of which none were issued and outstanding.

Private Placement Offering

Immediately following the Effective Time of the Merger, the Company issued an aggregate of $43.9 million of its shares of common stock pursuant to a private placement offering (the “Offering”) and the conversion of certain simple agreements for future equity (“SAFEs”) previously issued by Legacy Lomond, which included (i) 8,241,375 shares of common stock issued and sold at a purchase price of $4.00 per share in cash (the “Offering Price”) pursuant to the Subscription Agreement entered into by the Company and the purchasers party thereto in connection with the Offering (the “Subscription Agreement”); (ii) 1,078,124 shares of common stock at a price of $3.20 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in October 2024, and (iii) 2,083,332 shares of common stock at a price of $3.60 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in August 2024.

The aggregate gross proceeds from the Offering, including the aggregate amount previously received from the issuance of the SAFEs, were $43.9 million (before deducting placement agent fees and expenses of the Offering of $4.3 million). As a result of the foregoing, in connection with the closing of the Offering, the Company issued placement agent warrants to purchase an aggregate of 275,410 shares of our common stock, as described in more detail below.

On January 24, 2025, the Company entered into an amendment to the Subscription Agreement with the requisite holders in the original Offering to extend the Subsequent Closings (as defined in the Subscription Agreement) end date from November 30, 2024 to February 28, 2025. On January 24, 2025, the Company conducted a Subsequent Closing under the Subscription Agreement, as amended, whereby an aggregate of 2,500,000 shares of common stock were issued and sold to an investor at the Offering Price on the same terms as provided in the Offering, including, specifically, the entry into a registration rights agreement to register the shares of common stock issued in the Subsequent Closing (the “Second Closing”). The Company received gross proceeds of $10.0 million in connection with the Second Closing (before deducting placement agent fees and expenses of the offering of $0.7 million).

On March 24, 2025, the Company entered into an additional amendment to the Subscription Agreement with the requisite holders in the original Offering to extend the Subsequent Closings end date from February 28, 2025 to March 31, 2025 and to increase the size of the over-subscription amount under the Subscription Agreement. On March 24, 2025, the Company conducted an additional Subsequent Closing under the Subscription Agreement, as amended, whereby an aggregate of 2,500,000 shares of common stock were issued and sold to an investor at the Offering Price on the same terms as provided in the original Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the additional Subsequent Closing (the “Third Closing”). The Company received gross proceeds of $10.0 million in connection with the Third Closing (before deducting placement agent fees and expenses of the offering of $0.8 million).

Placement Agent Warrants

As discussed above, the Company issued warrants to purchase shares of common stock to placement agents as compensation for services provided in the Offering. These warrants entitle the holders to purchase up to 275,410 shares of common stock at an exercise price of $4.00 per share, are exercisable beginning June 1, 2025 (the “Initial Exercise Date”) and expire four years from the Initial Exercise Date. The fair value of the warrants was recorded as a component of equity in conjunction with the Offering, which had no net impact to additional paid-in capital. As of June 30, 2025, all warrants remained outstanding.

Promissory Note issued to Stockholder

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. The note accrues simple interest on the outstanding principal balance at a rate of 6% per annum. The outstanding principal and related accrued interest is due in full no later than September 30, 2027. As of June 30, 2025, Eilean has borrowed $4.0 million under the promissory note. The balance outstanding on this note receivable is included in stockholders’ equity in the condensed consolidated balance sheets.

6.	Related Party Transactions

Related party transactions included within the condensed consolidated statements of operations are as follows, as discussed in detail below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,106,993	$7,813	$5,538,300	$15,627
General and administrative	$182,608	$12,608	$415,217	$25,217
Interest income	$59,836	$-	$119,014	$-
Interest expense	$51,348	$-	$102,133	$-

Research and development arrangements with related parties

In February 2025, the Company entered into two licensing agreements with Viriom, Inc. (“Viriom”), whereby Viriom acquired exclusive rights in the Russian Federation to the BCL-2 inhibitor (the “BCL-2 Licensed Molecule”) for the treatment of chronic lymphoblastic leukemia and acute myeloid leukemia (“BCL-2 Indications”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs (the “BCL-2 Viriom License Agreement”). Further, Viriom acquired exclusive rights in the Russian Federation to the FLT-3 inhibitor (together with the BCL-2 Licensed Molecule, the “Licensed Molecules”) for the treatment of acute myeloid leukemia (“FLT-3 Indication”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs) (the “FLT-3 Viriom License Agreement” and, together with the BCL-2 Viriom License Agreement, the “Licensed Agreements”). Under the terms of each agreement, the Company has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under the Company’s patents and know-how to develop, test, make and use each Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the BCL-2 Indications and FLT-3 Indications during the term of the BCL-2 Viriom License Agreement and FLT-3 Viriom License Agreement. As consideration for the BCL-2 Viriom License Agreement and FLT-3 Viriom License Agreement, Viriom has agreed to pay the Company a percentage of net sales of certain products during certain royalty periods. No payments were made, and no income or expenses were recognized under the BCL-2 Viriom License Agreement or the FLT-3 Viriom License Agreement for the three and six months ended June 30, 2025. Refer to “Global Uncertainties” under Note 1 for further information.

Entry into each of the License Agreements constitutes related party transactions as each of Nikolay Savchuk, the President and Chief Operating Officer and a director of the Company, and Iain Dukes, the Chief Executive Officer and a director of the Company, are interested parties given their respective relationships with Viriom. Dr. Savchuk is a director of Viriom and indirectly holds a majority of shares of Viriom’ s common stock. Dr. Dukes serves as a director of Viriom.

In January 2023, Legacy Lomond entered into a master services agreement with Eilean Therapeutics AU Pty Ltd (“Eilean AU”), a contract research organization, or CRO, and a subsidiary of its Former Parent, pursuant to which Eilean AU provides clinical trial-related service and data and research services. During the three and six months ended June 30, 2025, the Company recognized $0.0 million and $1.4 million as research and development expense in the Company’s condensed consolidated statements of operations related to Eilean AU research and development.

The Company entered into a master research and development agreement (the “Expert Systems MRDA”) with Expert Systems, Inc. (“Expert Systems”) on July 1, 2024. Pursuant to the Expert Systems MRDA, Expert Systems agreed to provide certain drug development, research, consulting and related administrative services from time to time pursuant to certain work orders as agreed by both parties. An immediate family member of Dr. Savchuk, the President and Chief Operating Officer and director of the Company, has a direct interest in Expert Systems by virtue of his minority share ownership in the company. During the three and six months ended June 30, 2025, the Company recognized $2.6 million and $2.6 million, respectively, as research and development expense in the Company’s condensed consolidated statements of operations relating to the Expert Systems MRDA. There was no research and development activity related to the Expert Systems MRDA for the three and six months ended June 30, 2024.

On February 20, 2025, Lomond AU entered into an Intellectual Property assignment agreement (the “Assignment Agreement”) with Eilean AU. Under the terms of the Assignment Agreement, Eilean AU agreed to sell, assign, and transfer to Lomond AU, certain rights, title, and interest in patents, trademarks, and copyrights related to lomonitinib, lonitoclax, and other pan-FLT3/IRAK4 inhibitors or BCL-2 inhibitors. In exchange for the rights, title, and interest, Lomond AU agreed to pay a one-time assignment fee to Eilean AU of $0.5 million, which the company recognized as research and development expense within the condensed consolidated statements of operations for the six months ended June 30, 2025.

Administrative arrangements with related parties

In March 2020, Legacy Lomond entered into an administrative services agreement with Eil Therapeutics, Inc. (“Eil”). Pursuant to such administrative services agreement, Eil agreed to provide the Company, directly or indirectly through its contractors, administrative support services and access to staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, insurance program marketing and administration and various tax-related services. Dr. Savchuk, the President and Chief Operating Officer and director of the Company, is also President and Chief Executive Officer of Eil. The administrative services agreement with Eil was terminated in October 2024.

In connection with such termination, during 2024, Legacy Lomond entered into a services agreement with Abet Solutions (“Abet”), pursuant to which Abet provides the Company administrative support services and access to staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, insurance program marketing and administration and various tax-related services. Dr. Savchuk has a direct material interest in Abet. During the three and six months ended June 30, 2025, the Company recognized $0.4 million and $0.8 million, respectively, as research and development expense and $20,000 and $40,000, respectively, as general and administrative expense in the Company’s condensed consolidated statements of operations relating to Abet’s services. The Company recorded $0.3 million as accounts payable in the condensed consolidated balance sheets as of June 30, 2025 relating to Abet’s services.

Related party notes payable

In October 2024, Legacy Lomond entered into license agreements with both of Eil (the “Eil License Agreement”) and Bala Therapeutics, Inc. (“Bala”) (the “Bala License Agreement”). Pursuant to the Eil License Agreement and Bala License Agreement, the Company obtained exclusive, perpetual, worldwide licensing rights for the development and future ownership of (i) a BCL-2, inhibitor for the treatment of acute myeloid leukemia, or AML, and chronic lymphocytic leukemia, or CLL, from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala.

The Eil License Agreement and Bala License Agreement became effective in October 2024 when Legacy Lomond issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually, and matures on October 17, 2026. Each such promissory note may be prepaid without penalty. In addition, the two promissory notes each provide for customary events of default. During the three and six months ended June 30, 2025, the Company recognized $51,349 and $0.1 million, respectively, as interest expense in the Company’s condensed consolidated statements of operations relating to the promissory notes with Eil and Bala.

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

Promissory Note Receivable

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. During the three and six months ended June 30, 2025, the Company recognized $59,836 and $0.1 million, respectively, as interest income in the condensed consolidated statements of operations relating to the promissory note with Eilean. Refer to Note 5 for additional information.

Compensation

In November 2024, the Company entered into consulting agreements with Dr. Dukes, to serve as Chief Executive Officer and Chairman of the Company, and Dr. Savchuk, to serve as President and Chief Operating Officer of the Company. Each is eligible to receive consulting fees at an annual rate of $400,000 and both are eligible to receive an annual incentive payment equal to up to 50% of such annual consulting fees, subject to the achievement of applicable performance metrics as determined by the Company’s board of directors. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.4 million, respectively, as general and administrative expense and $0.2 million and $0.4 million, respectively, as research and development expense in the Company’s condensed consolidated statements of operations related to these consulting agreements.

The Company’s Chief Executive Officer and Chairman, and President and Chief Operating Officer (“officer consultants”) allocate approximately 30% (“the allocated percentage”) of their time to the Company. The Company recognizes the allocated percentage of stock-based compensation for units in Eilean issued to its officer consultants in its consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation related to Eilean units of $4,336 and $8,673, respectively, as research and development expense, and $12,608 and $25,217, respectively, as general and administrative expense in the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation related to Eilean units of $7,813 and $15,627, respectively, as research and development expense and $12,608 and $25,217, respectively, as general and administrative expense in the condensed consolidated statements of operations.

Director Expenses

As of June 30, 2025 and December 31, 2024, the Company recorded $0.1 million and $0.1 million, respectively, in accounts payable related to reimbursable out of pocket expenses incurred in 2024 to its directors in the condensed consolidated balance sheets.

7.	Stock-based Compensation

Legacy Lomond Stock Plan

Legacy Lomond’s board of directors adopted, and its stockholder approved, the Legacy Lomond Plan in September 2024. The Legacy Lomond Plan was terminated in connection with the closing of the Merger. As of September 19, 2024, Legacy Lomond reserved 4,329,617 shares of its common stock for issuance under the Legacy Lomond Plan. Immediately prior to the consummation of the Merger, options to purchase an aggregate of 4,329,617 shares of Legacy Lomond common stock were outstanding under the Legacy Lomond Plan at an exercise price of $1.30 per share. Such options were assumed by the Company upon the closing of the Merger and converted into options to purchase 4,329,617 shares of the Company’s common stock at an exercise price of $1.30 per share.

2024 Stock Plan and Grant of Options

Pursuant to the Merger Agreement and upon the closing of the Merger, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The Company reserved 1,759,608 shares for future issuance under the 2024 Plan. The number of shares of common stock that may be issued under the 2024 Plan is equal to the sum of (x) 1,759,608 shares, plus (y) up to 4,329,617 shares subject to awards granted under the Legacy Lomond Plan that were outstanding immediately prior to the consummation of the Merger and that were assumed by the Company upon the closing of the Merger. Further, the number of shares reserved for issuance under our 2024 Plan will increase automatically on January 1 of each of 2026 through 2034 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors. As of June 30, 2025, 1,483,337 shares were available for future grant. Option grants issued under the 2024 Plan are exercisable for up to 10 years from the date of issuance. The Company’s options have various vesting schedules, ranging from vesting immediately to vesting over a four-year period, subject to the participant’s continued employment or service through the applicable vesting date. Certain grants allow for accelerated vesting if the Company is subject to a Change in Control (as defined under the 2024 Plan) (other than the Merger).

During the three and six months ended June 30, 2025, the Company recognized stock-based compensation related to the 2024 Plan of $0.5 million and $0.8 million, respectively, as research and development expense and $0.3 million and $0.6 million, respectively, as general and administrative expense in the condensed consolidated statements of operations.

A summary of stock option activity for the six months ended June 30, 2025 is as follows:

	Options Outstanding
	Number of	Weighted-Average Exercise	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic
	Shares	Price	(in years)	Value
Balance, January, 1 2025	4,329,617	$1.30	9.72	—
Granted	276,271	$4.00	—	—
Forfeitures/adjustments	—	$—	—	—
Expired	—	$—	—	—
Balance, June 30, 2025	4,605,888	$1.46	9.26	$11,689,966
Exercisable at June 30, 2025	671,692	$1.46	9.26	$1,704,787

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes model requires the Company to make certain estimates and assumptions, assumptions related to the expected price volatility of the common stock, the period during which the options will be outstanding, the rate of return on risk-free investments and the expected dividend yield for the Company’s common stock.

As of June 30, 2025, there was $8.7 million of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 3.3 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Six Months Ended June 30,
	2025		2024
Risk-free interest rate	4.05%		—%
Expected volatility	117.02%		—%
Expected term	5.80	years	—	years
Expected dividend yield	—%		—%
Weighted average grant date fair value	$3.44		$—

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

8.	Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation introduces several impactful provisions, including the permanent extension of select expiring provisions from the Tax Cuts and Jobs Act, as well as changes to the capitalization rules for research and development expenses, among other measures. The OBBBA contains various effective dates, with certain provisions taking effect in 2025 and others phased in through 2027. The Company is currently evaluating the potential implications of this legislation on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report” elsewhere in this Quarterly Report. Accordingly, you should review the disclosure under the heading “Risk Factors” in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,”“our,” the “Company,” and “Lomond” refer to Lomond Therapeutics Holdings, Inc. and its consolidated subsidiaries, and references to “Legacy Lomond” refer to Lomond Therapeutics, Inc.

Overview

We are a biopharmaceutical company focused on the discovery and development of multiple product candidates to address hematological malignancies.

Our initial focus is on developing a next-generation inhibitor of FMS-like tyrosine kinase 3, or FLT3, and interleukin-1 receptor-associated kinase 4, or IRAK4, for the treatment of acute myeloid leukemia, or AML.

We have incurred significant operating losses since our inception in 2020. Our net losses were $7.3 million and $13.5 million, respectively for the three and six months ended June 30, 2025, and $3.1 million and $3.3 million, respectively, for the three and six months ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $52.3 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common and redeemable convertible preferred stock, promissory notes, “simple agreements for future equity”, or SAFEs, and contributions from our stockholders. We will incur significant expenses and increasing operating losses for the foreseeable future. Our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as we:

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

The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern, which assumes the continuity of operations, the realization of assets and the settlement of liabilities and commitments as they come due in the normal course of business. We believe our cash and cash equivalents will enable us to fund our planned operations for at least twelve months following the date of filing of this Quarterly Report, as further discussed in “Funding Requirements” within this section.

The Merger

On November 1, 2024, the Company (formerly Venetian 1 Acquisition Corp.), Lomond Acquisition Corp, a corporation formed in the State of Delaware on October 23, 2024 (“Acquisition Sub”) and Lomond Therapeutics, Inc., a privately held Delaware corporation (“Legacy Lomond”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on the Closing Date, Acquisition Sub merged with and into Legacy Lomond, with Legacy Lomond continuing as the surviving corporation and our wholly-owned subsidiary (the “Merger”).

The Merger was accounted for as a reverse recapitalization. Legacy Lomond was deemed acquiror for accounting purposes and Lomond Therapeutics Holdings, Inc. is the successor SEC registrant, meaning that Legacy Lomond’s financial statements for periods prior to the Merger are disclosed in our periodic reports filed with the SEC. Under this method of accounting, Venetian 1 Acquisition Corp. is treated as the acquired company for financial statement reporting purposes. The Merger was intended to qualify as a tax-free reorganization under the U.S. Internal Revenue Code.

As a result of the Merger, we have become the successor to a public reporting company, which will require the hiring of additional personnel and implementation of procedures and processes to comply with public company regulatory requirements, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and customary practices. We expect to incur additional expenses as a public company related to, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Private Placement Offering

Immediately following the Effective Time of the Merger, we issued an aggregate of $43.9 million of our shares of common stock pursuant to a private placement offering (the “Offering”) and pursuant to the conversion of certain simple agreements for future equity (“SAFEs”) issued by Legacy Lomond, which included (i) 8,241,375 shares of our common stock issued and sold at a purchase price of $4.00 per share in cash (the “Offering Price”) pursuant to the Subscription Agreement entered into by the Company and the purchasers party thereto in connection with the Offering (the “Subscription Agreement”); (ii) 1,078,124 shares of our common stock at a price of $3.20 pursuant to the conversion of certain simple agreements for future equity, or SAFEs, issued by Legacy Lomond in October 2024, and (iii) 2,083,332 shares of our common stock at a price of $3.60 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in August 2024. The aggregate gross proceeds from the Offering, including the aggregate amount previously received from the issuance of the SAFEs, were $43.9 million (before deducting placement agent fees and expenses of the Offering).

Private Placement Offering - Subsequent Closings

Pursuant to the Subscription Agreement in the Offering, we had the ability to hold one or more subsequent closings prior to November 30, 2024, to sell up to an additional 4,021,125 shares at the Offering Price (each a “Subsequent Closing”).

On January 24, 2025, we entered into an amendment to the Subscription Agreement with the requisite holders in the original Offering to extend the Subsequent Closings end date from November 30, 2024 to February 28, 2025.

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

The Company received gross proceeds of $10,000,000 in connection with the Second Closing (before deducting placement agent fees and expenses of the offering of $0.7 million) and currently intends to use proceeds raised in the Second Closing for working capital and general corporate purposes.

On March 24, 2025, we entered into an additional amendment to the Subscription Agreement with the requisite holders in the original Offering to extend the Subsequent Closings end date from February 28, 2025 to March 31, 2025 and to increase the size of the over-subscription amount under the Subscription Agreement.

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

Expert Systems AI/ML Platform - Master Research and Development Agreement

We are utilizing a platform offered by Expert Systems, Inc. (“Expert Systems”), which is powered by artificial intelligence and machine learning, or AI/ML, to choose molecular mechanisms of pathology and to rationally design, accelerate discovery and optimize development of potential therapies. Expert Systems leverages large language models (“LLMs”) to support this process. Our goal is to utilize this AI/ML platform to become a leader in developing novel breakthrough medicines to maximize clinical benefit when treating hematologic malignancies.

We entered into a master research and development agreement (the “Expert Systems MRDA”) with Expert Systems on July 1, 2024. Pursuant to the Expert Systems MRDA, Expert Systems agreed to provide us certain drug development, research, consulting and related administrative services from time to time pursuant to certain work orders as agreed by both parties. Expert Systems will submit invoices to the Company for each payment due according to the work order agreed upon whether a fixed price, time and materials or full-time employee business arrangement. Either party has the right to terminate the Expert Systems MRDA at any time upon not less than thirty (30) days prior written notice or, if either party shall be in material breach of the agreement, and should such breach continue for sixty (60) days after written notification to the party in breach, then the non-breaching party may at its option terminate the agreement or suspend the performance of its obligations under the agreement by giving the party in breach immediate notice of termination or suspension.

An immediate family member of Dr. Savchuk, our President and Chief Operating Officer, has a direct interest in Expert Systems by virtue of his minority share ownership in the company. During the three and six months ended June 30, 2025, the Company recognized $2.6 million and $2.6 million, respectively, as research and development expense in the Company’s condensed consolidated statements of operations relating to the Expert Systems MRDA. There was no research and development activity related to the Expert Systems MRDA for the three and six months ended June 30, 2024.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three months ended June 30,
	2025	2024	$ Variance	% Variance
Operating expenses:
Research and development	$6,622,060	$3,007,814	$3,614,246	120%
General and administrative	1,036,613	99,211	937,402	945%
Total operating expenses	7,658,673	3,107,025	4,551,648	146%
Loss from operations	(7,658,673)	(3,107,025)	(4,551,648)	146%
Other income (expense):
Interest income	338,166	-	338,166	100%
Interest expense – related parties	(51,348)	-	(51,348)	100%
Other income, net	42,899	-	42,899	100%
Net loss	$(7,328,956)	$(3,107,025)	$(4,221,931)	136%

Research and Development Expenses

Research and development expenses increased $3.6 million, or 120%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase of $3.6 million was primarily due to (i) $2.6 million increase in related party chemistry, manufacturing, and controls pertaining to drug substance (Active Pharmaceutical Ingredient) manufacturing and quality oversight, formulation development, polymorph analysis, and analytical method development in support of upcoming clinical trial readiness and regulatory interactions, (ii) $1.1 million increase relating to program management and employee compensation, inclusive of $0.5 million incurred with related parties and (iii) $0.2 million increase in clinical study expenses, primarily attributable to the ongoing Phase 1 clinical study of lomonitinib and the Phase 1 healthy volunteer study of lonitoclax which commenced in the fourth quarter of 2024, partially offset by $0.3 million reductions in research and development costs attributable to the Australian tax incentive receivable. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information about the Australian tax incentive receivable.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 945%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase of $0.9 million was primarily attributable to (i) increases in professional fees of $0.3 million, (ii) increase in stock-based compensation of $0.3 million, (iii) increases in related party personnel related expenses of $0.2 million, and (iv) increase in insurance and other expenses of $0.1 million attributable to director and officer insurance policies entered into in conjunction with the Merger.

Interest Income

Interest income increased by $0.3 million, or 100% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was due to interest earned on a related party promissory note entered into in the third quarter of 2024 of $0.1 million and interest earned on certificates of deposit first entered into in the fourth quarter of 2024 of $0.2 million.

Interest Expense – Related Parties

Interest expense increased by $0.1 million, or 100%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by the entry into promissory notes with related parties in the fourth quarter of 2024.

Other Income, Net

Other income, net increased by $42,899, or 100%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by foreign exchange gains relating to the activity of the Company’s wholly-owned Australian subsidiary.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six months ended June 30,
	2025	2024	$ Variance	% Variance
Operating expenses:
Research and development	$11,779,048	$3,015,627	$8,763,421	291%
General and administrative	2,400,077	243,075	2,157,002	887%
Total operating expenses	14,179,125	3,258,702	10,920,423	335%
Loss from operations	(14,179,125)	(3,258,702)	(10,920,423)	335%
Other income (expense):
Interest income	620,745	-	620,745	100%
Interest expense – related parties	(102,133)	-	(102,133)	100%
Other income, net	129,393	-	129,393	100%
Net loss	$(13,531,120)	$(3,258,702)	$(10,272,418)	315%

Research and Development Expenses

Research and development expenses increased $8.8 million, or 291%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase of $8.8 million was primarily due to (i) $4.8 million increase in clinical study expenses, inclusive of $1.8 million incurred with related parties, primarily attributable to the ongoing Phase 1 clinical study of lomonitinib and the Phase 1 healthy volunteer study of lonitoclax which commenced in the fourth quarter of 2024, (ii) $2.6 million increase in related party chemistry, manufacturing, and controls pertaining to drug substance (Active Pharmaceutical Ingredient) manufacturing and quality oversight, formulation development, polymorph analysis, and analytical method development in support of upcoming clinical trial readiness and regulatory interactions, and (iii) $2.5 million increase relating to program management and employee compensation, inclusive of $1.1 million incurred with related parties, partially offset by $1.0 million reductions in research and development costs attributable to the Australian tax incentive receivable. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information about the Australian tax incentive receivable.

General and Administrative Expenses

General and administrative expenses increased $2.2 million, or 887%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase of $2.2 million was primarily attributable to (i) increase in professional fees of $0.9 million, (ii) increases in related party personnel related expenses of $0.4 million, (iii) increase in stock-based compensation of $0.6 million, and (iv) increase in insurance and other expenses of $0.3 million attributable to director and officer insurance policies entered into in conjunction with the Merger.

Interest Income

Interest income increased by $0.6 million, or 100% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was due to interest earned on a related party promissory note entered into in the third quarter of 2024 of $0.1 million and interest earned on certificates of deposit first entered into in the fourth quarter of 2024 of $0.5 million.

Interest Expense – Related Parties

Interest expense increased by $0.1 million, or 100%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by the entry into promissory notes with related parties in the fourth quarter of 2024.

Other Income, Net

Other income, net increased by $0.1 million, or 100%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by foreign exchange gains relating to the activity of the Company’s wholly-owned Australian subsidiary.

Liquidity and Capital

Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates. We have not generated cash from our operations, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. We have funded our operations primarily from sales of our common and redeemable convertible preferred stock, issuance of promissory notes, issuance of SAFEs, and contributions from our stockholders through June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $7.7 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(12,034,740)	$(4,074,002)
Investing activities	(27,325,135)	-
Financing activities	18,594,000	3,450,000
Net decrease in cash and cash equivalents	$(20,765,875)	$(624,002)

Operating Activities

During the six months ended June 30, 2025, we used $12.0 million of cash in operating activities. Cash used in operating activities reflects our net loss of $13.5 million, offset by non-cash adjustments of $1.1 million and changes in operating assets and liabilities of $0.4 million. Non-cash adjustments primarily consisted of $1.4 million related to stock-based compensation expense, and $0.1 million of non-cash interest expense related to promissory notes with Eil and Bala, partially offset by $0.2 million in unrealized interest income earned on short-term investments and $0.1 million in unrealized interest income earned on a related party promissory note. Changes in operating assets and liabilities consisted of changes in accounts payable of $5.5 million, partially offset by changes in prepaid expenses of $1.8 million, changes in accrued expenses and other current liabilities of $1.7 million, and changes in tax incentive and other receivables of $1.7 million.

During the six months ended June 30, 2024, we used $4.1 million of cash in operating activities. Cash used in operating activities reflects our net loss of $3.3 million and changes in operating assets and liabilities relating to changes in accrued expenses and other current liabilities of $0.9 million.

Investing Activities

During the six months ended June 30, 2025, we used $27.3 million in investing activities, which was attributable to the purchase of certificates of deposit with original maturities greater than three months.

Financing Activities

During the six months ended June 30, 2025, financing activities provided $18.6 million of net cash, which was attributable to proceeds from the issuance of our common stock of in conjunction with the Second and the Third Closings of $20.0 million, partially offset by common stock issuance costs of $1.4 million.

During the six months ended June 30, 2024, financing activities provided $3.5 million of net cash, which was attributable to proceeds from a cash contribution by a stockholder.

Funding Requirements

As of June 30, 2025, we had $7.7 million in cash and cash equivalents and an accumulated deficit of $52.3 million. We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development, pursue clinical development of lomonitinib, lonitoclax and a menin inhibitor and repay our promissory notes with Eil and Bala. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on April 15, 2025 (the “Annual Report”), we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Stock-Based compensation expenses

The Company measures share-based awards, including stock options issued by the Company, and common units in Eilean, at their grant-date fair value and records compensation expense over the requisite service period, which is the vesting period of the awards. The Company accounts for forfeitures as they occur.

The grant date fair value of employee and non-employee option awards are determined using the Black-Scholes option pricing model, which includes inputs such as the fair value of the Company’s common stock, expected term, risk-free rate, expected stock price volatility over the expected term, and expected dividend yield. For all options granted, the Company calculated the expected term based on the simplified method. The Company has no publicly available stock information and therefore, the Company used the historical volatility of the stock price of similar publicly traded peer companies. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company does not anticipate that dividends will be distributed in the near future.

The absence of an active market for the Company’s common stock requires the Company’s board of directors to determine the fair value of its common stock for purposes of granting options. The Company obtains third-party valuations to assist its board of directors in determining the fair value of the Company’s common stock.

Recent Accounting Pronouncements

Recently issued and adopted/unadopted accounting pronouncements are described in Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report and Note 2 to our audited financial statements contained in our Annual Report.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission ( “SEC”). We may choose to take advantage of some but not all of these exemptions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, where appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of the Evaluation Date, and due to the identification of material weaknesses in our internal controls over financial reporting as of December 31, 2024, as discussed in additional detail in our Annual Report, which had not been remediated as of the Evaluation Date, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, in each case as defined in Item 408 of Regulation S-K.

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

LOMOND THERAPEUTICS HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Iain Dukes
Iain Dukes
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Nikolay Savchuk
Nikolay Savchuk
Title: President, Chief Operating Officer
(Principal Financial and Accounting Officer)