Form 10-Q
period 2025-09-30
Lomond Therapeutics Holdings, Inc.
filed 2025-11-14
CIK 1900520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, the registrant had a total of 32,198,214 shares of its common stock, par value $0.0001 per share, issued and outstanding.

LOMOND THERAPEUTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (the “Quarterly Report”), including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Unless otherwise indicated or the context otherwise requires, references in this Quarterly Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to “we,” “us,” “our,” the “Company,” and “Lomond” refer to Lomond Therapeutics Holdings, Inc. and its consolidated subsidiaries, and references to “Legacy Lomond” refer to Lomond Therapeutics, Inc.

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and future clinical trials to demonstrate safety and efficacy of product candidates that we may develop, license or acquire and other positive results;

●	any action we may take in the future with respect to our related party license agreements with Eil Therapeutics, Inc., or Eil, and Bala Therapeutics, Inc., or Bala, including our ability to meet repayment obligations under promissory notes issued in connection with such license agreements;

●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and planned clinical trials for our current product candidate, any licensed product candidate and any other product candidates we may develop, license or acquire, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our current or future research and development programs;

●	our ability to raise substantial additional capital when needed to complete the development and, if approved, any commercialization of product candidates, the failure of which may force us to delay, reduce or eliminate our product development programs or other operations;

●	the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications (“INDs”), and final U.S. Food and Drug Administration (“FDA”) approval of our current product candidate, our licensed product candidates and any future product candidates we may develop, license or acquire;

●	our ability to develop and advance our current product candidate, our licensed product candidates and development programs into, and successfully complete, clinical trials;

●	our manufacturing, commercialization, and marketing capabilities and strategy;

●	our plans relating to commercializing our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved, including the geographic areas of focus and sales strategy;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	the size of the market opportunity for our product candidate, our licensed product candidates and any of product candidates that we develop, license or acquire, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our competitive position and the success of competing therapies that are or may become available;

●	the potential beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our ability to maintain regulatory approval of product candidates;

●	our plans relating to the further development of product candidates, including additional indications we may pursue;

●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

●	our continued reliance on related parties to conduct additional preclinical studies and planned clinical trials of our current product candidate and any product candidate we may develop, license or acquire, and for the manufacture of product candidates for preclinical studies and clinical trials;

●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;

●	the pricing and reimbursement of our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved;

●	the rate and degree of market acceptance and clinical utility of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act;

●	the development of a market for our common stock;

●	our intended use of proceeds from the private placement offering and subsequent closings as described in more detail under Note 5 below;

●	developments relating to our competitors and our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Item 1. Condensed Consolidated Financial Statements

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,416,252	$28,417,310
Short-term investments	17,402,088	-
Tax incentive and other receivables	2,123,133	-
Prepaid expenses and other current assets	870,070	834,479
Total current assets	30,811,543	29,251,789
Tax incentive receivable, noncurrent	2,195,200	-
Total assets	$33,006,743	$29,251,789
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$1,507,813	$260,613
Accrued expenses and other current liabilities	5,712,402	2,293,643
Total current liabilities	7,220,215	2,554,256

Notes payable - related parties	3,096,314	2,942,268
Total liabilities	10,316,529	5,496,524

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized, 32,198,214 and 27,198,214 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3,220	2,720
Related party notes receivable	(4,244,603)	(4,065,096)
Additional paid-in capital	87,239,427	66,630,765
Accumulated deficit	(60,307,830)	(38,813,124)
Total stockholders’ equity	22,690,214	23,755,265
Total liabilities and stockholders’ equity	$33,006,743	29,251,789

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$7,008,984	$4,000,000	$18,788,032	$7,000,000
General and administrative	1,022,851	616,091	3,422,928	836,663
Total operating expenses	8,031,835	4,616,091	22,210,960	7,836,663
Loss from operations	(8,031,835)	(4,616,091)	(22,210,960)	(7,836,663)

Other income (expense):
Interest income	298,587	-	919,332	-
Interest expense - related parties	(51,913)	-	(154,046)	-
Change in fair value of SAFE liability	-	(924,479)	-	(924,479)
Other expense, net	(178,425)	-	(49,032)	-
Total other income (expense), net	68,249	(924,479)	716,254	(924,479)
Net loss	$(7,963,586)	$(5,540,570)	$(21,494,706)	$(8,761,142)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(7.30)	$(0.69)	$(11.54)
Weighted-average shares of common stock outstanding, basic and diluted	32,198,214	758,967	31,236,675	758,967

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Three Month Periods Ended September 30, 2025 and 2024
	Redeemable Convertible				Related Party	Additional
	Preferred Stock		Common Stock		Notes	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance at June 30, 2025	-	$-	32,198,214	$3,220	$(4,184,110)	$86,505,528	$(52,344,244)	$29,980,394
Interest receivable on promissory note issued to stockholder	-	-	-	-	(60,493)	-	-	(60,493)
Stock-based compensation	-	-	-	-	-	733,899	-	733,899
Net loss	-	-	-	-	-	-	(7,963,586)	(7,963,586)
Balance at September 30, 2025	-	$-	32,198,214	$3,220	$(4,244,603)	$87,239,427	$(60,307,830)	$22,690,214

Balance at June 30, 2024	13,661,416	$5,466,925	758,967	$76	$-	$19,655,968	$(24,946,243)	$(5,290,199)
Cash contribution from stockholder	-	-	-	-	-	4,000,000	-	4,000,000
Issuance of promissory note to stockholder and related accrued interest	-	-	-	-	(4,004,603)	-	4,603	(4,000,000)
Stock-based compensation	-	-	-	-	-	452	-	452
Net loss	-	-	-	-	-	-	(5,540,570)	(5,540,570)
Balance at September 30, 2024	13,661,416	$5,466,925	758,967	$76	$(4,004,603)	$23,656,420	$(30,482,210)	$(10,830,317)

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Nine Month Periods Ended September 30, 2025 and 2024
	Redeemable Convertible				Related Party	Additional
	Preferred Stock		Common Stock		Notes	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance at December 31, 2024	-	$-	27,198,214	$2,720	$(4,065,096)	$66,630,765	$(38,813,124)	$23,755,265
Issuance of common stock, net of issuance costs	-	-	5,000,000	500	-	18,493,500	-	18,494,000
Interest receivable on promissory note issued to stockholder	-	-	-	-	(179,507)	-	-	(179,507)
Stock-based compensation	-	-	-	-	-	2,115,162	-	2,115,162
Net loss	-	-	-	-	-	-	(21,494,706)	(21,494,706)
Balance at September 30, 2025	-	$-	32,198,214	$3,220	$(4,244,603)	$87,239,427	$(60,307,830)	$22,690,214

Balance at December 31, 2023	13,661,416	$5,466,925	758,967	$76	$-	$16,203,254	$(21,725,671)	$(5,522,341)
Cash contribution from shareholder	-	-	-	-	-	7,450,000	-	7,450,000
Issuance of promissory note to stockholder and related accrued interest	-	-	-	-	(4,004,603)	-	4,603	(4,000,000)
Stock-based compensation	-	-	-	-	-	3,166	-	3,166
Net loss	-	-	-	-	-	-	(8,761,142)	(8,761,142)
Balance at September 30, 2024	13,661,416	$5,466,925	758,967	$76	$(4,004,603)	$23,656,420	$(30,482,210)	$(10,830,317)

See accompanying notes to unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,494,706)	$(8,761,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,115,162	3,166
Unrealized interest income earned on short-term investments	(113,492)	-
Non-cash interest expense - related parties	154,046	-
Unrealized interest income earned on promissory notes - related party	(179,507)	-
Change in fair value of SAFE liability	-	924,479
Changes in operating assets and liabilities:
Tax incentive and other receivables	(4,318,333)	-
Prepaid expenses	(35,591)	-
Accounts payable	1,247,200	-
Accrued expenses and other current liabilities	3,418,759	(299,566)
Net cash used in operating activities	(19,206,462)	(8,133,064)

Cash flows from investing activities:
Purchase of short-term investments	(27,687,874)	-
Proceeds from maturities of short-term investment	10,399,278	-
Net cash used in investing activities	(17,288,596)	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	20,000,000	-
Common stock issuance costs	(1,506,000)	-
Proceeds from cash contribution by stockholder	-	7,450,000
Proceeds from issuance of SAFE instrument	-	7,500,000
Cash provided to stockholder in exchange for promissory note	-	(4,000,000)
Net cash provided by financing activities	18,494,000	10,950,000

Net (decrease) increase in cash and cash equivalents	(18,001,058)	2,816,936
Cash and cash equivalents at beginning of period	28,417,310	800,728
Cash and cash equivalents at end of period	$10,416,252	$3,617,664

Supplemental non-cash financing activities:
Deferred financing costs in accrued expenses and other current liabilities	$-	$694,352

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by GAAP for complete financial statements have been omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of September 30, 2025, its statements of operations and stockholders’ equity for the three and nine months ended September 30, 2025, and its statements of cash flows for the nine months ended September 30, 2025 and 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 found in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

The Merger

On November 1, 2024, the Company (formerly publicly-held Venetian-1 Acquisition Corp.) consummated the Merger pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, the board of directors of the Company and both of the Company’s pre-Merger stockholders approved an amended and restated certificate of incorporation, which was effective upon its filing with the Secretary of State of the State of Delaware on November 1, 2024, and through which, among other things, the Company changed its name to “Lomond Therapeutics Holdings, Inc.” On November 1, 2024, the Company’s board of directors also adopted amended and restated bylaws. Following the consummation of the Merger, Legacy Lomond changed its name to “Lomond Therapeutics Operating Corporation”.

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

Liquidity and Other Risks

Since inception, the Company has been primarily performing research and development activities, establishing and maintaining its intellectual property, and raising capital to support and expand its operations. The Company has funded its operations primarily through the sale of its common and redeemable convertible preferred stock, issuance of promissory notes, issuance of “simple agreements for future equity”, or SAFEs, and contributions from its stockholders. The Company does not yet have a product that has been approved by the FDA, has not generated any product sales revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital, its research and commercialization efforts, regulatory approval, and, ultimately, the market acceptance of the Company’s products.

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

As of September 30, 2025, the Company had cash and cash equivalents of $10.4 million and short-term investments of $17.4 million. Additionally, the Company had an accumulated deficit of $60.3 million at September 30, 2025, and during the three and nine months ended September 30, 2025, the Company incurred net losses of $8.0 million and $21.5 million, respectively. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $10.4 million together with its short-term investments of $17.4 million as of September 30, 2025 will be sufficient to fund its operating expenses for at least the next 12 months from issuance of these condensed consolidated financial statements.

In addition, to finance its future operations, the Company will likely seek additional funding through equity offerings, debt financings, government programs, funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies, other strategic transactions, or a combination of the foregoing. If the Company is unable to raise capital or enter into such other agreements or arrangements when needed, or exceeds its current spending forecasts, the Company would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, or delay Company and pipeline expansion, any of which could adversely affect its business prospects. The inability to obtain funding, as and when needed on favorable terms, could have a material adverse effect on the Company’s financial condition and ability to pursue its business strategies.

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

2.	Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. During the three and nine months ended September 30, 2025, the Company earned $10,789 and $0.3 million, respectively, of interest income from certificates of deposit classified as cash equivalents. The interest income is included in interest income in the condensed consolidated statements of operations.

Short-term investments

The Company classifies certificates of deposit with original maturities greater than three months but less than one year as short-term investments. These investments are recorded at amortized cost, which approximates fair value due to their short-term nature and fixed interest rates. Certificates of deposit are classified as short-term investments on the balance sheet based on their maturity dates and the Company’s intention to hold them until maturity. During the three and nine months ended September 30, 2025, the Company earned $0.2 million and $0.5 million, respectively, of interest income from certificates of deposit classified as short-term investments. The interest income is included in interest income in the condensed consolidated statements of operations.

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

There were no transfers between Levels 1, 2, or 3 of such instruments during the three or nine months ended September 30, 2025. The carrying amounts of the Company’s cash and cash equivalents, short-term investments (certificates of deposit), prepaid expenses, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

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

Tax incentive receivable

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is recognized as a reduction to research and development expense when the relevant expenditure has been incurred, the amount can be reliably measured and there is reasonable assurance that the Australian Tax Incentive will be received. Lomond AU began operations in the first quarter of 2025, and the Company has recognized reductions to research and development expenses of $2.2 million and $3.2 million, respectively, for the three and nine months ended September 30, 2025.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings. As of September 30, 2025 and December 31, 2024, management believes it is more likely than not that no benefits will be derived from the Company’s deferred tax assets.

The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. As of September 30, 2025 and December 31, 2024, the Company has not recorded any uncertain tax positions.

The tax years from 2021 and forward are subject to examination by federal tax and state tax authorities. In addition, tax years with net operating loss carryforwards are subject to examination three years following the year they are utilized. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation introduces several impactful provisions, including the permanent extension of select expiring provisions from the Tax Cuts and Jobs Act, as well as changes to the capitalization rules for research and development expenses, among other measures. The OBBBA contains various effective dates, with certain provisions taking effect in 2025 and others phased in through 2027. The enactment of this legislation had no impact on the unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2025.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	September 30,
	2025	2024
Stock options	4,838,466	-
Placement agent warrants	475,410	-
Convertible preferred stock	-	13,661,416
	5,313,876	13,661,416

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the Company’s executive team, which includes the Company’s Chief Executive Officer and Chairman and the Company’s President and Chief Operating Officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM is provided with forecasted entity-wide expense models in deciding how to invest into the segment. Other segment items included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 of $0.1 million and $0.7 million, respectively, consisted of (i) interest income, (ii) interest expense, and (iii) other expense, net.

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

3.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2025	2024
Prepaid research and development expense	$704,517	$-
Prepaid insurance expense	164,178	509,428
Prepaid administrative expenses and other	1,375	325,051
	$870,070	$834,479

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued research and development expenses	$4,973,445	$1,449,646
Accrued compensation expenses	616,250	785,230
Accrued other expenses	122,707	58,767
	$5,712,402	$2,293,643

4.	Commitments and Contingencies

Contingencies

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

Common Stock

As of September 30, 2025, the Company had authorized 300,000,000 shares of common stock, par value $0.0001 per share, and 32,198,214 shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote per share. Subject to the special rights of holders of any outstanding series of preferred stock, holders of shares of common stock shall be entitled to receive dividends and distributions as and if declared by the Company’s board of directors. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, subject to the special rights of holders of any outstanding series of preferred stock, holders of shares of common stock shall be entitled to receive the assets of the Company available for distribution to its stockholders.

Preferred Stock

As of September 30, 2025, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, of which none were issued and outstanding.

Private Placement Offering

Immediately following the Effective Time of the Merger, the Company issued an aggregate of $43.9 million of its shares of common stock pursuant to a private placement offering (the “Offering”) and the conversion of certain SAFEs previously issued by Legacy Lomond, which included (i) 8,241,375 shares of common stock issued and sold at a purchase price of $4.00 per share in cash (the “Offering Price”) pursuant to the Subscription Agreement entered into by the Company and the purchasers party thereto in connection with the Offering (the “Subscription Agreement”); (ii) 1,078,124 shares of common stock at a price of $3.20 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in October 2024, and (iii) 2,083,332 shares of common stock at a price of $3.60 pursuant to the conversion of certain SAFEs issued by Legacy Lomond in August 2024.

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

On March 24, 2025, the Company entered into an additional amendment to the Subscription Agreement with the requisite holders in the original Offering to extend the Subsequent Closings end date from February 28, 2025 to March 31, 2025 and to increase the size of the over-subscription amount under the Subscription Agreement. On March 24, 2025, the Company conducted an additional Subsequent Closing under the Subscription Agreement, as amended, whereby an aggregate of 2,500,000 shares of common stock were issued and sold to an investor at the Offering Price on the same terms as provided in the original Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the additional Subsequent Closing (the “Third Closing”). The Company received gross proceeds of $10.0 million in connection with the Third Closing (before deducting placement agent fees and expenses of the offering of $0.8 million). In connection with the Third Closing, the Company issued placement agent warrants to purchase an aggregate of 200,000 shares of our common stock, as described in more detail below.

Placement Agent Warrants

As discussed above, the Company issued warrants to purchase shares of common stock to placement agents as compensation for services provided in the Offering and Third Closing. These warrants entitle the holders to purchase up to an aggregate of 475,410 shares of common stock at an exercise price of $4.00 per share, are exercisable beginning June 1, 2025 (the “Initial Exercise Date”) and expire four years from the Initial Exercise Date. The fair value of the warrants was recorded as a component of equity in conjunction with the Offering and Third Closing, which had no net impact to additional paid-in capital. As of September 30, 2025, all warrants remained outstanding.

Promissory Note issued to Stockholder

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. The note accrues simple interest on the outstanding principal balance at a rate of 6% per annum. The outstanding principal and related accrued interest is due in full no later than September 30, 2027. As of September 30, 2025, Eilean has borrowed $4.0 million under the promissory note. The balance outstanding on this note receivable is included in stockholders’ equity in the condensed consolidated balance sheets.

6.	Related Party Transactions

Related party transactions included within the condensed consolidated statements of operations are as follows, as discussed in detail below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$527,629	$4,000,000	$6,065,929	$7,000,000
General and administrative	$182,608	$-	$597,825	$-
Interest income	$60,493	$-	$179,507	$-
Interest expense	$51,913	$-	$154,046	$-

Research and development arrangements with related parties

In February 2025, the Company entered into two licensing agreements with Viriom, Inc. (“Viriom”), whereby Viriom acquired exclusive rights in the Russian Federation to the BCL-2 inhibitor (the “BCL-2 Licensed Molecule”) for the treatment of chronic lymphoblastic leukemia and acute myeloid leukemia (“BCL-2 Indications”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs (the “BCL-2 Viriom License Agreement”). Further, Viriom acquired exclusive rights in the Russian Federation to the FLT-3 inhibitor (together with the BCL-2 Licensed Molecule, the “Licensed Molecules”) for the treatment of acute myeloid leukemia (“FLT-3 Indication”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs) (the “FLT-3 Viriom License Agreement” and, together with the BCL-2 Viriom License Agreement, the “License Agreements”). Under the terms of each agreement, the Company has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under the Company’s patents and know-how to develop, test, make and use each Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the BCL-2 Indications and FLT-3 Indications during the term of the BCL-2 Viriom License Agreement and FLT-3 Viriom License Agreement. As consideration for the BCL-2 Viriom License Agreement and FLT-3 Viriom License Agreement, Viriom has agreed to pay the Company a percentage of net sales of certain products during certain royalty periods. No payments were made, and no income or expenses were recognized under the BCL-2 Viriom License Agreement or the FLT-3 Viriom License Agreement for the three and nine months ended September 30, 2025. Refer to “Global Uncertainties” under Note 1 for further information.

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

In January 2023, Legacy Lomond entered into a master services agreement with Eilean Therapeutics AU Pty Ltd (“Eilean AU”), a contract research organization, or CRO, and a subsidiary of its Former Parent, pursuant to which Eilean AU provides clinical trial-related service and data and research services. During the three and nine months ended September 30, 2025, the Company recognized zero and $1.4 million as research and development expense in the Company’s condensed consolidated statements of operations related to Eilean AU research and development. During the three and nine months ended September 30, 2024, the Company recognized $4.0 million and $7.0 million as research and development expense in the Company’s condensed consolidated statements of operations related to Eilean AU research and development.

The Company entered into a master research and development agreement (the “Expert Systems MRDA”) with Expert Systems, Inc. (“Expert Systems”) on July 1, 2024. Pursuant to the Expert Systems MRDA, Expert Systems agreed to provide certain drug development, research, consulting and related administrative services from time to time pursuant to certain work orders as agreed by both parties. An immediate family member of Dr. Savchuk, the President and Chief Operating Officer and director of the Company, had a direct interest in Expert Systems by virtue of his minority share ownership in the company. Dr. Savchuk’s family member ceased his relationship with Expert Systems in the second quarter of 2025 and, as a result, the Company determined that Expert Systems is no longer a related party. During the three and nine months ended September 30, 2025, and prior to the termination of the related party relationship with Expert Systems, zero and $2.6 million, respectively, were recognized as research and development expense in the Company’s condensed consolidated statements of operations relating to the Expert Systems MRDA. There was no research and development activity related to the Expert Systems MRDA for the three and nine months ended September 30, 2024.

On February 20, 2025, Lomond AU entered into an Intellectual Property assignment agreement (the “Assignment Agreement”) with Eilean AU. Under the terms of the Assignment Agreement, Eilean AU agreed to sell, assign, and transfer to Lomond AU, certain rights, title, and interest in patents, trademarks, and copyrights related to lomonitinib, lonitoclax, and other pan-FLT3/IRAK4 inhibitors or BCL-2 inhibitors. In exchange for the rights, title, and interest, Lomond AU agreed to pay a one-time assignment fee to Eilean AU of $0.5 million, which the Company recognized as research and development expense within the condensed consolidated statements of operations for the nine months ended September 30, 2025.

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

In connection with such termination, during 2024, Legacy Lomond entered into a services agreement with Abet Solutions (“Abet”), pursuant to which Abet provides the Company administrative support services and access to staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, insurance program marketing and administration and various tax-related services. Dr. Savchuk has a direct material interest in Abet. During the three and nine months ended September 30, 2025, the Company recognized $0.4 million and $1.1 million, respectively, as research and development expense, and $20,000 and $0.1 million, respectively, as general and administrative expense in the Company’s condensed consolidated statements of operations relating to Abet’s services. The Company recorded $0.1 million as accounts payable in the condensed consolidated balance sheets as of September 30, 2025 relating to Abet’s services.

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

The Eil License Agreement and Bala License Agreement became effective in October 2024 when Legacy Lomond issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually, and matures on October 17, 2026. Each such promissory note may be prepaid without penalty. In addition, the two promissory notes each provide for customary events of default. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.2 million, respectively, as interest expense in the Company’s condensed consolidated statements of operations relating to the promissory notes with Eil and Bala.

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

Promissory Note Receivable

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.2 million, respectively, as interest income in the condensed consolidated statements of operations relating to the promissory note with Eilean. Refer to Note 5 for additional information.

Compensation

In November 2024, the Company entered into consulting agreements with Dr. Dukes, to serve as Chief Executive Officer and Chairman of the Company, and Dr. Savchuk, to serve as President and Chief Operating Officer of the Company. Each is eligible to receive consulting fees at an annual rate of $400,000 and both are eligible to receive an annual incentive payment equal to up to 50% of such annual consulting fees, subject to the achievement of applicable performance metrics as determined by the Company’s board of directors. During the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.5 million, respectively, as general and administrative expense and $0.2 million and $0.5 million, respectively, as research and development expense in the Company’s condensed consolidated statements of operations related to these consulting agreements.

The Company’s Chief Executive Officer and Chairman, and President and Chief Operating Officer (“officer consultants”) allocate approximately 30% (“the allocated percentage”) of their time to the Company. The Company recognizes the allocated percentage of stock-based compensation for units in Eilean issued to its officer consultants in its consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation related to Eilean units of $4,336 and $13,009, respectively, as research and development expense, and $12,608 and $37,825, respectively, as general and administrative expense in the condensed consolidated statements of operations.

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

2024 Stock Plan and Grant of Options

Pursuant to the Merger Agreement and upon the closing of the Merger, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The Company reserved 1,759,608 shares for future issuance under the 2024 Plan. The number of shares of common stock that may be issued under the 2024 Plan is equal to the sum of (x) 1,759,608 shares, plus (y) up to 4,329,617 shares subject to awards granted under the Legacy Lomond Plan that were outstanding immediately prior to the consummation of the Merger and that were assumed by the Company upon the closing of the Merger. Further, the number of shares reserved for issuance under the 2024 Plan will increase automatically on January 1 of each of 2026 through 2034 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors. As of September 30, 2025, 1,250,759 shares were available for future grant. Option grants issued under the 2024 Plan are exercisable for up to 10 years from the date of issuance. The Company’s options have various vesting schedules, ranging from vesting immediately to vesting over a four-year period, subject to the participant’s continued employment or service through the applicable vesting date. Certain grants allow for accelerated vesting if the Company is subject to a Change in Control (as defined under the 2024 Plan) (other than the Merger).

During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation related to the 2024 Plan of $0.4 million and $1.1 million, respectively, as research and development expense and $0.4 million and $0.9 million, respectively, as general and administrative expense in the condensed consolidated statements of operations.

A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Options Outstanding
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term (in years)	Value
Balance, January 1, 2025	4,329,617	$1.30	9.72
Granted	508,849	4.00	—
Forfeitures	—	—	—
Expired	—	—	—
Balance, September 30, 2025	4,838,466	$1.58	9.05	$11,689,966
Exercisable at September 30, 2025	978,942	$1.51	9.03	$2,435,410

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

As of September 30, 2025, there was $8.8 million of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 3.1 years.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value of stock options include the following:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.94%	—
Expected volatility	110.84%	—
Expected term (years)	5.84	—
Expected dividend yield	—	—
Weighted average grant date fair value	$3.35	$—

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

We have incurred significant operating losses since our inception in 2020. Our net losses were $8.0 million and $21.5 million, respectively for the three and nine months ended September 30, 2025, and $5.6 million and $8.8 million, respectively, for the three and nine months ended September 30, 2024. As of September 30, 2025, we had an accumulated deficit of $60.3 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common and redeemable convertible preferred stock, promissory notes, “simple agreements for future equity”, or SAFEs, and contributions from our stockholders. We will incur significant expenses and increasing operating losses for the foreseeable future. Our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as we:

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

As a result, we will need substantial additional funding to support our continuing operations, research and development activities and generally pursue our growth strategy. Until such time as we can generate significant revenue from sales of approved product candidates, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, government programs, or other dilutive and non-dilutive capital sources, including collaborations with other companies, and other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more of our product candidates.

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

The Merger

On November 1, 2024, the Company (formerly Venetian 1 Acquisition Corp.), Lomond Acquisition Corp, a corporation formed in the State of Delaware on October 23, 2024 (“Acquisition Sub”) and Lomond Therapeutics, Inc., a privately held Delaware corporation (“Legacy Lomond”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, on November 1, 2024, Acquisition Sub merged with and into Legacy Lomond, with Legacy Lomond continuing as the surviving corporation and our wholly-owned subsidiary (the “Merger”).

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

Agreements with Eil and Bala

On October 17, 2024, we entered into the Eil license agreement and the Bala license agreements. The Eil license agreement and the Bala license agreement became effective in October 2024 when we issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually and the principal and accrued interest under each note are due and payable on demand at any time after October 17, 2026. Each such promissory note may be repaid prior to October 17, 2026 without penalty.

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

An immediate family member of Dr. Savchuk had a direct interest in Expert Systems by virtue of his minority ownership in the Company. Dr. Savchuk’s family member ceased his relationship with Expert Systems in the second quarter of 2025 and, as a result, the Company determined that Expert Systems is no longer a related party. During the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $2.8 million, respectively, as research and development expense in the Company’s condensed consolidated statements of operations relating to the Expert Systems MRDA. There was no research and development activity related to the Expert Systems MRDA for the three and nine months ended September 30, 2024.

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

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities and the development of our proprietary product candidates, including lomonitinib and the product candidates licensed from related parties Eil and Bala, and include:

●	Expenses incurred in connection with the preclinical and clinical development of our product candidates, including development and studies with contract research organizations, or CROs, and consultants;

●	The cost of contract manufacturing organizations, or CMOs, that manufacture drug product for use in our preclinical studies and clinical trials and perform analytical testing, scale-up and other services in connection with our development activities;

●	Costs related to other expenses, which include direct and allocated expenses for insurance and supplies;

●	Costs related to compliance with regulatory and quality requirements; and

●	Payments made under third-party licensing agreements.

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

Other Expense, Net

Other expense consists of principally of foreign exchange gains.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three months ended September 30,
	2025	2024	Variance	% Variance
Operating expenses:
Research and development	$7,008,984	$4,000,000	$3,008,984	75%
General and administrative	1,022,851	616,091	406,760	66%
Total operating expenses	8,031,835	4,616,091	3,415,744	74%
Loss from operations	(8,031,835)	(4,616,091)	(3,415,744)	74%
Other expense:
Interest income	298,587	-	298,587	100%
Interest expense - related parties	(51,913)	-	(51,913)	100%
Change in fair value of SAFE liability	-	(924,479)	924,479	100%
Other expense, net	(178,425)	-	(178,425)	100%
Net loss	$(7,963,586)	$(5,540,570)	$(2,423,016)	44%

Research and Development Expenses

Research and development expenses increased $3.0 million, or 75%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase of $3.0 million was primarily attributable to (i) $3.9 million increase in clinical study expenses, primarily attributable to the ongoing Phase 1 clinical study of lomonitinib and the Phase 1 healthy volunteer study of lonitoclax which commenced in the fourth quarter of 2024, (ii) $1.0 million increase relating to program management and employee compensation, inclusive of $0.5 million incurred with related parties, and (iii) $0.2 million increase in chemistry, manufacturing, and controls pertaining to drug substance (Active Pharmaceutical Ingredient) manufacturing and quality oversight, formulation development, polymorph analysis, and analytical method development in support of upcoming clinical trial readiness and regulatory interactions, partially offset by $2.2 million reductions in research and development costs attributable to the Australian tax incentive receivable. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information about the Australian tax incentive receivable.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 66%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase of $0.4 million was primarily attributable to increases in stock-based compensation of $0.4 million.

Interest Income

Interest income increased by $0.3 million, or 100% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was due to interest earned on a related party promissory note entered into in the third quarter of 2024 of $0.1 million and interest earned on certificates of deposit first entered into in the fourth quarter of 2024 of $0.2 million.

Interest Expense – Related Parties

Interest expense increased by $0.1 million, or 100%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by the entry into promissory notes with related parties in the fourth quarter of 2024.

Other Expense, Net

Other expense, net increased by $0.2 million, or 100%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by foreign exchange losses relating to the activity of the Company’s wholly-owned Australian subsidiary.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine months ended September 30,
	2025	2024	Variance	% Variance
Operating expenses:
Research and development	$18,788,032	$7,000,000	$11,788,032	168%
General and administrative	3,422,928	836,663	2,586,265	309%
Total operating expenses	22,210,960	7,836,663	14,374,297	183%
Loss from operations	(22,210,960)	(7,836,663)	(14,374,297)	183%
Other expense:
Interest income	919,332	-	919,332	100%
Interest expense - related parties	(154,046)	-	(154,046)	100%
Change in fair value of SAFE liability	-	(924,479)	924,479	100%
Other expense, net	(49,032)	-	(49,032)	100%
Net loss	$(21,494,706)	$(8,761,142)	$(12,733,564)	145%

Research and Development Expenses

Research and development expenses increased $11.8 million, or 168%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase of $11.8 million was primarily attributable to (i) $8.7 million increase in clinical study expenses, inclusive of $1.8 million incurred with related parties, primarily attributable to the ongoing Phase 1 clinical study of lomonitinib and the Phase 1 healthy volunteer study of lonitoclax which commenced in the fourth quarter of 2024, (ii) $2.8 million increase in chemistry, manufacturing, and controls pertaining to drug substance (Active Pharmaceutical Ingredient) manufacturing and quality oversight, formulation development, polymorph analysis, and analytical method development in support of upcoming clinical trial readiness and regulatory interactions, $2.6 million of which was incurred with related parties, and (iii) $3.5 million increase relating to program management and employee compensation, inclusive of $1.6 million incurred with related parties, partially offset by $3.2 million reductions in research and development costs attributable to the Australian tax incentive receivable. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for more information about the Australian tax incentive receivable.

General and Administrative Expenses

General and administrative expenses increased $2.6 million, or 309%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase of $2.6 million was primarily attributable to (i) increase in stock-based compensation of $1.0 million, (ii) increases in professional fees of $0.9 million, (iii) increase in personnel related expenses of $0.5 million, and (iv) increase in insurance and other expenses of $0.3 million primarily attributable to director and officer insurance policies entered into in conjunction with the Merger.

Interest Income

Interest income increased by $0.9 million, or 100% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was due to interest earned on a related party promissory note entered into in the third quarter of 2024 of $0.2 million and interest earned on certificates of deposit first entered into in the fourth quarter of 2024 of $0.7 million.

Interest Expense – Related Parties

Interest expense increased by $0.2 million, or 100%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by the entry into promissory notes with related parties in the fourth quarter of 2024.

Other Expense, Net

Other expense, net increased by $0.1 million, or 100%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by foreign exchange losses relating to the activity of the Company’s wholly-owned Australian subsidiary.

Liquidity and Capital

Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates. We have not generated cash from our operations, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. We have funded our operations primarily from sales of our common and redeemable convertible preferred stock, issuance of promissory notes, issuance of SAFEs, and contributions from our stockholders through September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of $10.4 million and short-term investments of $17.4 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(19,206,462)	$(8,133,064)
Net cash used in investing activities	(17,288,596)	-
Net cash provided by financing activities	18,494,000	10,950,000
Net (decrease) increase in cash and cash equivalents	$(18,001,058)	$2,816,936

Operating Activities

During the nine months ended September 30, 2025, we used $19.2 million of cash in operating activities. Cash used in operating activities reflects our net loss of $21.5 million, partially offset by non-cash adjustments of $2.0 million and changes in operating assets and liabilities of $0.3 million. Non-cash adjustments primarily consisted of $2.1 million related to stock-based compensation expense, and $0.2 million of non-cash interest expense related to promissory notes with Eil and Bala, partially offset by $0.2 million in unrealized interest income earned on a related party promissory note, and $0.1 million in unrealized interest income earned on short-term investments. Changes in operating assets and liabilities consisted of changes in accounts payable of $1.2 million and changes in accrued expenses and other current liabilities of $3.4 million, partially offset by changes in tax incentive and other receivables of $4.3 million.

During the nine months ended September 30, 2024, we used $8.1 million of cash in operating activities. Cash used in operating activities reflects our net loss of $8.8 million and changes in operating assets and liabilities relating to changes in accrued expenses and other current liabilities of $0.3 million, partially offset by non-cash adjustments of $1.0 million. Non-cash adjustments primarily consisted of changes in the fair value of our SAFE liabilities of $0.9 million and stock-based compensation expense of $0.1 million.

Investing Activities

During the nine months ended September 30, 2025, we used $17.3 million in investing activities, which was attributable to the purchase of certificates of deposit with original maturities greater than three months, partially offset by $10.4 million of proceeds from maturities of certificates of deposit with original maturities greater than three months.

Financing Activities

During the nine months ended September 30, 2025, financing activities provided $18.5 million of net cash, which was attributable to proceeds from the issuance of our common stock in conjunction with the Second and the Third Closings of $20.0 million, partially offset by common stock issuance costs of $1.5 million.

During the nine months ended September 30, 2024, financing activities provided $11.0 million of net cash, which was attributable to $7.5 million of proceeds from a cash contribution by a stockholder and $7.5 million in proceeds from the issuance of SAFE instruments, partially offset by $4.0 million in cash provided to a stockholder in exchange for a promissory note.

Funding Requirements

As of September 30, 2025, we had $10.4 million in cash and cash equivalents, short-term investments of $17.4 million, and an accumulated deficit of $60.3 million. We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development, pursue clinical development of lomonitinib, lonitoclax and a menin inhibitor and repay our promissory notes with Eil and Bala. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

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

A change in the outcome of any of these or other variables with respect to the development of lomonitinib, lonitoclax, a menin inhibitor or any of the other product candidates we may develop, license or acquire in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, government programs, or other dilutive or non-dilutive capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Changes in Internal Control Over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, nor are aware of any pending, threatened, or unasserted claims, which, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may, from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, in each case as defined in Item 408 of Regulation S-K.

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

LOMOND THERAPEUTICS HOLDINGS, INC.

Date: November 14, 2025	By:	/s/ Iain Dukes
Iain Dukes
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Nikolay Savchuk
Nikolay Savchuk
Title: President, Chief Operating Officer
(Principal Financial and Accounting Officer)