Form 10-K
period 2025-12-31
Lomond Therapeutics Holdings, Inc.
filed 2026-04-15
CIK 1900520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The registrant was not publicly traded as of the last business day of its most recently completed second fiscal quarter (June 30, 2025), and thus information related to the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant cannot be provided.

As of April 14, 2026, the registrant had a total of 32,198,214 shares of its common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (the “Annual Report”), including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of our Business”, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. We can give no assurance to the occurrence of any future events, results, performance or achievements. Investors, therefore, should not place undue reliance on such forward-looking statements.

Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and future clinical trials to demonstrate safety and efficacy of product candidates that we may develop, license or acquire and other positive results;

●	any action we may take in the future with respect to our related party license agreement with Eil Therapeutics, Inc., or Eil, including our obligations to pay a promissory note issued in connection with such license agreement;

●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and planned clinical trials for our current product candidate, any licensed product candidate and any other product candidates we may develop, license or acquire, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our current or future research and development programs;

●	In the future, we will need substantial additional funding to complete the development and, if approved, any commercialization of product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations;

●	the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs, and final FDA approval of our current product candidate, our licensed product candidates and any future product candidates we may develop, license or acquire;

●	our ability to develop and advance our current product candidate, our licensed product candidates and development programs into, and successfully complete, clinical trials;

●	our manufacturing, commercialization, and marketing capabilities and strategy;

●	our plans relating to commercializing our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved, including the geographic areas of focus and sales strategy;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	the size of the market opportunity for our product candidate, our licensed product candidates and any of our product candidates that we develop, license or acquire, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our competitive position and the success of competing therapies that are or may become available;

●	the potential beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our ability to obtain and maintain regulatory approval of product candidates;

●	our plans relating to the further development of product candidates, including additional indications we may pursue;

●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

●	our continued reliance on related parties to conduct additional preclinical studies and planned clinical trials of our current product candidate and any product candidate we may develop, license or acquire, and for the manufacture of product candidates for preclinical studies and clinical trials;

●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;

●	the pricing and reimbursement of our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved;

●	the rate and degree of market acceptance and clinical utility of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	the development of a market for our common stock;

●	our intended use of proceeds from the Offering (as defined below);

●	developments relating to our competitors and our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or to changes in our expectations, except as required by law.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements we may make.

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

Our Chief Executive Officer and Chairman, Iain Dukes, MA DPhil., is the current Chief Executive Officer of Traws Pharma, Inc., and most recently served as Chairman of the Board for Theseus Pharmaceuticals, where he was also a co-founder, Iovance Biotherapeutics and Angiex Inc. Our President and Chief Operating Officer, Nikolay Savchuk, Ph.D., is the Managing Director and Partner of Torrey Pines Investment and Teal Ventures Fund and Chief Operating Officer of Traws Pharma, Inc. Our Chief Scientific Officer Amy Burd, PhD was previously VP of Research Strategy, Principal of Beat AML Master Trial, and Senior Director of the Leukemia and Lymphoma Society’s, or LLS, Therapy Acceleration Program, a strategic initiative whereby LLS partners directly with biotechnology companies to help accelerate development of promising new therapies. Our co-founder and acting Chief Medical Officer, Dr. John C. Byrd, MD, is Associate Vice Chancellor for Cancer Affairs, University of Pittsburgh and Director of UPMC Hillman Cancer Center. Our Head of CMC, Fraser Pickersgill, Ph.D., was the VP of Pharmaceutical Sciences at Galera Therapeutics. Our Head of Clinical Operations, Kate Dokukina, was Head of Clinical Operations at ChemDiv. Our Chief Development Officer, Brian Ledwith, Ph.D., was previously Vice President and Global Team leader at Alexion Pharmaceuticals. Our investors include entities affiliated with OrbiMed and Torrey Pines Investment.

Our Strategy

We are a biopharmaceutical company focused on improving the lives of cancer patients through the discovery, development and commercialization of transformative targeted therapies. Our development programs are designed to address drug resistance mutations in key driver oncogenes, which are mutated genes that cause cancer. The key elements of our strategy to achieve our mission are:

●	Advance the clinical development of lomonitinib. We designed lomonitinib as a differentiated pan-FLT3/IRAK4 inhibitor for the treatment of patients with AML with FLT3 mutations, or FLT3 AML. We believe that the lomonitinib could become a safe and effective pan-FLT3/IRAK4 inhibitor. We have conducted extensive evaluation of lomonitinib in healthy volunteers in Australia and have demonstrated target engagement. We have advanced lomonitinib into previously treated FLT3 positive AML patients in Australia. Separately, we submitted an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or the FDA, for lomonitinib in the first quarter of 2024, and this clinical trial, also in patients with previously treated FLT3-positive AML is ongoing, with initial Phase 1b data expected to be announced in the second quarter of 2026. Our initial registration strategy will focus on relapsed and refractory AML, or R/R AML, where there are currently no effective therapies and therefore a significant unmet medical need. We also plan to evaluate lomonitinib in first-line FLT3-positive AML in light of this candidate’s potential for inhibiting certain FLT3 mutations. Based on its preclinical profile, we believe lomonitinib has the potential to deliver meaningful clinical benefits over the currently available standard of care.

●	Advance the clinical development of the drug products that we have licensed from Eil. We have exclusive, perpetual, worldwide licensing rights for the development and future ownership of lonitoclax, a B-cell lymphoma 2, or BCL-2, inhibitor for the treatment of AML, chronic lymphocytic leukemia, or CLL, which we obtained from Eil Therapeutics, Inc., or Eil. During the first quarter of 2026, we terminated our licensing agreement with Bala Therapeutics, Inc., or Bala, which previously entitled us to certain licensing rights for the development and future ownership of an early-stage menin inhibitor for the treatment of AML. We believe that lonitoclax could be synergistic with lomonitinib.

●	Build a leading, precision oncology company to maximize the clinical impact and value of our pipeline. We believe the targeted nature of our research and discovery approach, which is guided in part by an AI/ML platform offered by Expert Systems, allows for efficient and focused clinical development. Expert Systems leverages large language models (LLMs) to support this process. We are building a lean, experienced team to rapidly advance product candidates in a capital-efficient manner. We intend to retain the commercialization rights to product candidates; however, we may opportunistically enter into strategic collaborations in certain geographic or clinical settings to maximize the value of our pipeline.

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

Our Pipeline

Our current program focuses on developing lomonitinib, a potentially next-generation pan-FLT3/IRAK4 inhibitor, to address the key limitation of drug safety and resistance. As discussed below, we have exclusive, worldwide perpetual rights to research, develop, manufacture, use and commercialize inhibitors developed by Eil that may complement lomonitinib and each other.

Program (product candidate)	Targeted Indications	Current Stage	Next Planned Milestone	Product Rights
Lomonitinib (ZE46-0134)	AML, MDS	Phase 1b	Initial Phase 1b data expected in Q2 2026	Lomond Therapeutics

Lonitoclax (ZE50-0134)	AML, CLL	Phase 1	Data from healthy volunteer study occurred in Q4 2024	Eil #

Lead Menin Inhibitor	AML	Pre-clinical	Drug candidate was nominated in H2 2025	Bala *

#	For more information about Eil’s license to us, see the subsection titled “License Agreements” below.
*	For more information about Bala’s license to us, see the subsection titled “License Agreements” below.

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

Based on the preliminary preclinical profile of lomonitinib that has been generated to date, lomonitinib: (1) could serve as an agent for the treatment of R/R FLT3-positive patients with the potential for improved durability of response and a high rate of complete remissions (2) could become the preferred FLT3/IRAK4 inhibitor in front line AML patients with FLT3 positive disease (3) could become the preferred kinase inhibitor for inclusion in doublet combinations with venetoclax or other BCL 2 agents (including lonitoclax) for second line R/R AML patients, and (4) could serve as an effective agent for maintenance therapy to prevent relapse in patients who achieved a complete remission through a stem cell transplant or through drug-based therapy.

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

Figure 6. Percentages of MOLM-14-F691L Cells in Bone Marrow “Rescue” Treatment

Healthy Volunteer Study

A first-in-human single-ascending dose (SAD) and multiple-ascending dose (MAD) clinical trial of lomonitinib in healthy volunteers (men or women between the age of 18 and 55 years of age) (Study ZE46-0134-0001) was initiated in August 2023, with our last patient recruited in July 2025. The study was a randomized, double-blind, placebo-controlled, first-in-human study of the safety, tolerability, pharmacokinetics, and pharmacodynamics of single and multiple ascending doses of lomonitinib. The study was conducted in 2 parts: a single ascending dose part (SAD, Part A) at multiple dose levels (plus evaluation of food effect and evaluation of the potential effects of CYP3A4 inhibition) and a multiple ascending dose part (MAD, Part B) with multiple dose levels (plus evaluation of the effect of proton pump inhibitor). These two parts (Part A & Part B) will be performed in a staggered, parallel manner with the expected exposure in the first MAD cohort previously covered in the SAD portion of the trial. Evaluation of dose levels within both Part A and Part B will be conducted in a sequential manner with lower dose levels evaluated first in the sequence. The study was designed and of sufficient size to inform dose selection and escalation for the ongoing trial in AML. The study also provided a preliminary assessment of food effect and pharmacokinetic interactions for CYP3A4 and proton pump inhibitors. However, it was not statistically powered from a pharmacokinetic perspective to meet regulatory requirements for a food effect or drug-drug interactions. The study followed the design shown below. In addition to the detail outlined below, we continued to enroll additional patients and dose up with additional SAD and MAD cohorts.

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

For the cohorts that have been completed, information that follows is based on preliminary, unaudited, blinded data.

In addition to the detail outlined below, we continued to enroll additional patients and dose up with additional SAD and MAD cohorts.

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

Table 5. Number of Participants who Received ZE46-0134 or Placebo per Cohort in Study ZE46-0134-0001

Lomonitinib has been generally well tolerated in Study ZE46-0134-0001. No SAEs or SUSARs have been reported. There were no TEAEs that led to study withdrawal. There have been a total of 14 TEAEs that were possibly related to treatment (pending unblinding), as summarized for the SAD cohorts and for the MAD cohorts in the tables below. The TEAEs possibly related to treatment included headache (2 mild, 1 moderate), dizziness (2 mild, 1 moderate), dysgeusia (1 mild), nausea (3 mild), diarrhea (2 mild), vomiting (1 mild), and ALT increase (1 moderate). In addition to the detail outlined below, we continued to enroll additional patients and dose up with additional SAD and MAD cohorts.

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

Abbreviations: TEAE: treatment-emergent adverse event; MAD: Multiple ascending dose

Table 7. TEAEs Possibly Related to Treatment in MAD Cohorts of Study ZE46-0134-0001 based on unblinded data

In general, lomonitinib has been generally well tolerated in Study ZE46-0134-0001. No SAEs or SUSARs have been reported. There were no TEAEs that led to study withdrawal. To date, lomonitinib has caused no QTc prolongations or differentiation syndrome in treated patients and has caused no myelosuppression with continuous dosing of patients, unlike gilteritinib and quizartinib, which are approved FLT3 inhibitors. This study also provided findings that FLT3-ITD was inhibited in the healthy volunteers.

During the healthy volunteer study, lomonitinib showed strong exposures and had a long half-life following a single dose in healthy volunteers. The increase in exposure appeared to be proportional to increases in doses as can be seen in Figure 7. In particular, we examined exposure from plasma samples taken from the healthy volunteers across all dose levels, 2 mg, 10 mg, 50 mg, 100 mg, 200 mg. The graph shows pharmacokinetics. In addition to the detail outlined below, we continued to enroll additional patients and dose up with additional SAD and MAD cohorts.

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

In addition to the detail outlined below, we continued to enroll additional patients and dose up with additional SAD and MAD cohorts.

Figure 8. Pharmacokinetics of Lomonitinib Following Multiple Dosing in Healthy Volunteers

Pharmacodynamics

In the first-in-human Phase 1 study of lomonitinib in healthy volunteers (Study ZE46-0134-0001), pharmacodynamic activity was assessed in an ex vivo plasma inhibitory assay (PIA) for inhibition of FLT3-ITD phosphorylation using a murine embryonal fibroblast cell line (MEF) expressing a high level of exogenously introduced full-length human FLT3-ITD. Plasma samples were collected at pre-dose and 2, 6, and 24 hours post-dose and were heat-inactivated prior to assessment of plasma inhibitory activity for FLT3 autophosphorylation by lomonitinib.

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

Clinical Development Plan for Lomonitinib in AML

In the second quarter of 2024, we initiated our initial, first-in-human phase 1b clinical trial in Australia, which has since expanded recruitment to other countries, with the goal of evaluating monotherapy lomonitinib in patients with FLT3 positive R/R AML. This clinical trial consists of:

●	Dose Escalation: patients with FLT3-positive R/R AML will be enrolled in order to evaluate lomonitinib’s safety profile and preliminary efficacy of lomonitinib as well as to determine a recommended phase 2 dose.

●	Dose Expansion: patients with FLT3 positive R/R AML will be enrolled at two doses to determine the recommended phase 2 dose. The phase 1b portion of the clinical trial will further characterize the efficacy and safety profile of lomonitinib and identify the recommended Phase 2 dose. Since gilterinitib is the only FDA approved FLT3 inhibitor for R/R AML and the FLT3 gatekeeper mutation confers resistance to gilterinitib, the Phase 2 study will be designed to select FLT3 gatekeeper R/R patients. In doing so, only a single arm study would be required.

Our initial registration strategy is focused on FLT3 gatekeeper R/R AML, where there is currently no available therapy and therefore a significant unmet medical need, as well as on R/R AML patients who have already received prior lines of FLT3 inhibitors, where resistance has emerged rendering existing therapeutic options ineffective.

We expect to have initial, topline data from the ongoing Phase 1b trial in the third quarter of 2026.

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

Programs That We Have Licensed

In October 2024, we entered into a license agreement with Eil, or the Eil license agreement, and a license agreement with Bala, or the Bala license agreement. Pursuant to the Eil license agreement and the Bala license agreement, we obtained exclusive, perpetual, worldwide licensing rights for the development and future ownership of (i) lonitoclax, a BCL-2 inhibitor for the treatment of AML and CLL from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala. During the first quarter of 2026, we terminated our licensing agreement with Bala.

On February 20, 2025, the Company’s wholly-owned subsidiary, Lomond AU, entered into and consummated an Intellectual Property assignment agreement (the “Assignment Agreement”) with Eilean Therapeutics AU Pty Ltd., or Eilean AU, a subsidiary of our former parent company, Eilean Therapeutics, LLC (“Eilean”). Under the terms of the Assignment Agreement, Eilean AU agreed to sell, assign, and transfer to Lomond AU, certain rights, title, and interest in patents, trademarks, and copyrights related to lomonitinib, lonitoclax, and other pan-FLT3/IRAK4 inhibitors or BCL-2 inhibitors. In exchange for the rights, title, and interest, Lomond AU agreed to pay a one-time assignment fee to Eilean AU of $0.5 million. The Assignment Agreement is related to the intellectual property licensed under the Eil and Bala license agreements.

As discussed below, we believe that lonitoclax, the BCL-2 inhibitor we licensed from Eil could complement lomonitinib.

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

A single ascending dose study of lonitoclax in healthy volunteers has been completed, and was been designed to measure safety, exposure and ex vivo target engagement. Initial data from this trial was announced in the fourth quarter of 2024. Early results have confirmed a much shorter half-life than venetoclax, nine hours as opposed to 26 hours, and ex vivo target engagement (caspase activation) over only several hours. An Investigational New Drug (“IND”) to examine the effect of lonitoclax in CLL patients was submitted in September 2024 and was cleared by the FDA in October 2024. The CLL trial is started in the first quarter of 2025. In June 2025, the IND for combination of lonitoclax with azacitidine cleared the FDA and is currently in dose escalation.

Going forward, we expect that a clinical trial for lonitoclax would consist of:

●	Dose Escalation: CLL patients that have never been treated with venetoclax will be enrolled in order to evaluate lonitoclax’s safety profile and lonitoclax’s preliminary efficacy of as well as to determine a recommended phase 2 dose.

●	Dose Expansion: a similar population of patients will be enrolled at two doses to determine the recommended phase 2 dose. The phase 1b portion of the clinical trial will further characterize the efficacy and safety profile of lonitoclax in combination with other drugs to treat AML. Such trials in patients who were not previously treated with venetoclax could lead to a Phase 2 study designed for accelerated approval.

The data from the ongoing healthy volunteer study and feedback from regulatory authorities will inform the design of a potential initial registration trial.

Lead Series Menin Inhibitor

Bala has developed a class of menin inhibitors for the treatment of NPM-1 and MLL-rearranged AML. Menin is a central player in cells that brings other proteins together to regulate the expression of genes thar are key to cell growth. Menin has been validated as a target for AML in the clinic by two menin inhibitors, revumenib and ziftomenib. Both agents have reported meaningful clinical efficacy responses both as a monotherapy and in combination studies with venetoclax for the treatment of AML. However, clinical trials have also demonstrated certain limitations of these two agents. In clinical trials involving revemenib, 14% of patients experienced dose-limiting toxicities related to QTc prolongation, and revemenib is susceptible to inhibitors of cyp3A4. In clinical trials involving ziftomenib in MLL-rearranged AML, 31% of patients experienced differentiation syndrome, which is linked to toxicity, and a zero CR rate. Both agents have also been reported to be susceptible to drug-induced mutations in menin following several cycles of therapy.

Bala used Expert Systems’ AI/ML platform to design its menin inhibitors to mitigate the risk of QTc prolongation risk, to have low cyp3A4 liability, and to have reduced susceptibility to hot spot mutation-induced decreases in drug efficacy. In preclinical studies, two of Bala’s menin inhibitors were shown to have dose proportional exposure in multiple species, and our Good Laboratory Practice (“GLP”) toxicology studies preliminarily indicated a favorable safety profile.

In the second half of 2025, we selected one of Bala’s menin inhibitors as a candidate for further preclinical study and, if the results were supportive, potential clinical study. In January 2026, we terminated our license agreement with Bala. The Company’s decision to terminate the License Agreement was due to reasons including, but not limited to, the crowded competitive landscape surrounding the Licensed IP, which among other concerns, could make recruiting patients difficult and potentially capital-intensive in a manner that would detract from other intellectual development of the Company.

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

There are several approved therapies for the treatment of conditions for which we are attempting or may attempt to develop product candidates. In addition, we believe that a significant number of product candidates are currently under development, and may become commercially available in the future. We expect lomonitinib to compete against approved drugs from various pharmaceutical companies, including Astellas Pharma Inc.’s gilteritinib, Novartis AG’s midostaurin and Daiichi Sankyo, Inc.’s quizartinib. In addition, several biopharmaceutical companies, including, among others, Ryvu Therapeutics S.A., AROG Pharmaceuticals, Inc., Fujifilm Corporation, Ellipses Pharma Limited, and Beigene, Ltd, are also developing FLT3 inhibitors for the treatment of AML.

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

Our competitors have developed, are developing, or may develop products, product candidates and processes competitive with ours. Any product candidates that we successfully develop and commercialize will likely compete with existing therapies and new therapies that may become available in the future. Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presences in markets, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, gaining reimbursement and marketing approved products than we do. Our competitors may succeed in obtaining approval from the FDA or other comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in our field before we do.

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

Upon the payment in full of the applicable promissory note, Eil and Bala each agreed to transfer to us all of the intellectual property rights covered by the Eil license agreement and the Bala license agreement, as the case may be.

The license rights are sublicensable at our option through multiple tiers, in whole or in part. Under such license agreements, we, but not Eil or Bala, as the case may be, have the right to terminate the applicable license agreement for convenience upon 30 days’ written notice. If we or Eil, as the case may be, materially breaches the applicable license agreement, and such breach is not cured within 90 days after the receipt of notice of such breach, then the non-defaulting party may terminate such license agreement. In addition, upon the occurrence of an event of default under the applicable promissory note, the Eil license agreement or the Bala license agreement shall be terminated.

On February 20, 2025, the Company’s wholly-owned subsidiary, Lomond AU, entered into and consummated an the Assignment Agreement with Eilean AU, a subsidiary of our former parent company, Eilean. Under the terms of the Assignment Agreement, Eilean AU agreed to sell, assign, and transfer to Lomond AU, certain rights, title, and interest in patents, trademarks, and copyrights related to lomonitinib, lonitoclax, and other pan-FLT3/IRAK4 inhibitors or BCL-2 inhibitors. In exchange for the rights, title, and interest, Lomond AU agreed to pay a one-time assignment fee to Eilean AU of $0.5 million. The Assignment Agreement is related to the intellectual property licensed under the Eil and Bala license agreements.

On January 7, 2026, we entered into a Termination Agreement with Bala, pursuant to which that certain License Agreement, dated October 17, 2024, by and between the Company and Bala (“Bala License Agreement”), was terminated ab initio, effective immediately. The Company’s decision to terminate the License Agreement was due to reasons including, but not limited to, the crowded competitive landscape surrounding the Licensed IP, which among other concerns, could make recruiting patients difficult and potentially capital-intensive in a manner that would detract from other intellectual development of the Company.

Eil and Bala are each wholly-owned by Eilean, our former parent company, which beneficially owned 53.0% of our common stock upon the closing of the Merger and the Offering (each term defined and described under “Part II— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Merger.” Further, Dr. Savchuk is the President and CEO of each of Bala and Eil. See the section entitled “Certain Relationships and Related Party Transactions – Reorganization” for a further discussion on Lomond’s former parent company structure.

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

As consideration for the BCL-2 Viriom License Agreement, Viriom has agreed to pay Lomond royalties of 9% on net sales of licensed products in the territory during the royalty term, or 4.5% if the product is not covered by a valid claim. In the case of combination products, royalties are adjusted proportionally but shall not fall below 4.5%. In addition, Lomond is entitled to receive 30% of any sublicensing revenue Viriom receives.

The term of the BCL-2 Viriom License Agreement began on February 13, 2025 and, unless earlier terminated, shall continue on a product by product basis until the expiration of all of Viriom’s payment obligations to the Company upon the lapse of the royalty period, which is the period commencing upon the first commercial sale in the Russian Federation and will continue, on a country-by-country basis, for the later of (i) until the expiration of the last valid claim under any licensed patent covering or claiming such licensed product in such country; or (ii) for licensed products the manufacture, use or sale of which does not infringe, or no longer infringes, any valid claim in such country, twenty (20) years from the first commercial sale in such country

FLT-3 Viriom License Agreement

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

As consideration for the FLT-3 Viriom License Agreement, Viriom has agreed to pay Lomond a royalty of 9% on net sales of the licensed product in the territory, or 4.5% if the product is not covered by a valid claim. Royalties on combination products are adjusted according to their relative value but are subject to the same 4.5% floor. Lomond is entitled to receive 30% of any sublicensing revenue received by Viriom under the Viriom License Agreement.

The term of the FLT-3 Viriom License Agreement began on February 13, 2025 and, unless earlier terminated, shall continue on a product by product basis until the expiration of all of Viriom’s payment obligations to the Company upon the lapse of the royalty period, which is the period commencing upon the first commercial sale in the Russian Federation and will continue, on a country-by-country basis, for the later of (i) until the expiration of the last valid claim under any licensed patent covering or claiming such licensed product in such country; or (ii) for licensed products the manufacture, use or sale of which does not infringe, or no longer infringes, any valid claim in such country, twenty (20) years from the first commercial sale in such country.

Each of the License Agreements obligate Viriom to develop and commercialize the licensed products, at Viriom’s own cost and expense, and in the development and commercialization process, Viriom is obligated to meet certain milestones.

Entry into each of the License Agreements constitutes related party transactions as Nikolay Savchuk, the President and Chief Operating Officer and a director of the Company, was an interested party given his relationship with Viriom. Dr. Savchuk was a director of Viriom and indirectly held a majority of shares of Viriom’s common stock. On December 31, 2025, Viriom was sold to an unrelated third party and is no longer considered a related party of the Company.

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

As of December 31, 2025, Lomond owned two pending U.S. patent applications. As of December 31, 2025, Lomond owned pending patent applications in 15 jurisdictions outside the U.S, including Hong Kong, Taiwan, Macau, Mexico, China, South Korea, Japan, Europe, Eurasia, Canada, Australia, Brazil, South Africa, United Arab Emirates and Egypt. Any patents that may issue from our pending patent applications are expected to have nominal expiration dates ranging from October 2042 to April 2044, absent any patent term adjustments or patent term extensions for regulatory delay. Our patent portfolio includes filings covering compositions of matter and methods of using one of our lead product candidates, lomonitinib, as well as exclusively-licensed rights to patents and patent applications related to our other lead product candidate, lonitoclax, and Bala’s menin inhibitors.

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

Government Regulation

The U.S. Food and Drug Administration, or FDA, and other regulatory authorities at federal, state and local levels, as well as outside the United States, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics. We, along with our vendors, Contract Research Organizations (“CROs”), clinical investigators, clinical trial sites and Contract Manufacturing Organizations (“CMOs”), will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek marketing approval of product candidates. The process of obtaining regulatory approvals of drugs and biologics and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

The FDA reviews all submitted NDAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a “refuse-to-file” decision by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, as amended, or the PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

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

The CTN Scheme broadly involves:

●	completion of pre-clinical laboratory and animal testing;

●	submission to a HREC, of all material relating to the proposed clinical trial, including the trial protocol;

●	the institution or organization at which the trial will be conducted, referred to as the “Approving Authority”, giving final approval for the conduct of the trial at the site, having regard to the advice from the HREC; and

●	the investigator submitting a ‘Notification of Intent to Conduct a Clinical Trial’ form, or the CTN Form, to the TGA. The CTN form must be signed by the sponsor, the principal investigator, the chairman of the HREC and a person responsible from the Approving Authority. The TGA does not review any data relating to the clinical trial however CTN trials cannot commence until the trial has been notified to the TGA.

Under the CTX Scheme:

●	a sponsor submits an application to conduct a clinical trial to the TGA for evaluation and comment; and

●	a sponsor must forward any comments made by the TGA Delegate to the HREC(s) at the sites where the trial will be conducted.

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

●	Centralized procedure-The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (gene therapy, somatic cell therapy and tissue engineered products) and products with a new active substance indicated for the treatment of certain diseases, which includes products for the treatment of cancer. For medicines that do not fall within one of the mandatory categories, an applicant still has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or the EMA, as long as the medicine concerned contains a new active substance not authorized in the EEA prior to May 20, 2004, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk ratio. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or the MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

●	National authorization procedures-There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:

○	Decentralized procedure-Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EEA Member State for a medicinal product that has not yet been authorized in any EEA Member State and that does not fall within the mandatory scope of the centralized procedure.

○	Mutual recognition procedure-In the mutual recognition procedure, a medicine is first authorized in one EEA Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EEA Member States in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

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

Summary of Principal Risks

Investing in our common stock involves substantial risk. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the remainder of this section titled “Risk Factors” below. These risks include, among others:

●	We are very early in our development efforts, have a limited operating history, have not conducted any late-stage clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

●	There is no guarantee that the related party Eil license agreement will positively affect our business, results of operations or prospects.

●	We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

●	Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve in a timely manner our objectives relating to the discovery, development and commercialization of our product candidates and development programs.

●	In the future, we will need substantial additional funding to complete the development and, if approved, any commercialization of product candidates. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our product development programs or other operations.

●	We are very early in our development efforts and are substantially dependent on our FLT3/IRAK4 and BCL-2 inhibitor programs. If we are unable to advance lomonitinib, our lead product candidate from the FLT3/IRAK4 program, or lonitoclax, our lead product candidate from the BCL-2 inhibitor program licensed from Eil through preclinical and clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

●	In addition to our lead candidates, lomonitinib and lonitoclax, our business depends in part upon licensing or acquiring, developing and commercializing product candidates from other research programs, which may fail in development or suffer delays that adversely affect their commercial viability.

●	We have only conducted preclinical studies and early clinical trials to date, and the outcome of preclinical testing and early clinical trials may not be predictive of the success of subsequent clinical trials, including in respect of demonstrating consistent or adequate efficacy and safety.

●	The design or our execution of our future clinical trials may not support marketing approval.

●	We have limited experience as a company in conducting clinical trials.

●	We face substantial competition which may result in others discovering, developing or commercializing products before or more successfully than we do.

●	We are highly dependent on various related parties as well as the principal members of our management and scientific and medical staff, including Dr. Dukes and Dr. Savchuk, but do not have key person insurance. The loss of such key personnel could have a material adverse effect on our business, results of operations and financial condition.

●	We have never commercialized a product candidate as a company before and currently lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators.

●	Dr. Iain Dukes and Dr. Nikolay Savchuk do not devote their full time and attention to the Company and instead also dedicated time to varying degrees to other entities which may present potential or actual conflicts of interests because of their equity interests in or positions with such other entities

●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize product candidates.

●	If we and our licensors and collaborators, if any, are unable to obtain and maintain sufficient patent and other intellectual property protection for product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any of our current or future product candidates.

●	There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate.

●	We have identified material weaknesses in our internal control over financial reporting in the past. If our remediation of the material weaknesses is not effective, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business and the trading price of our common stock may decline.

●	Our common stock is not listed on a securities exchange and is not quoted on an over-the-counter trading system, and it may not ever be eligible for listing or quotation on any securities exchange or on a given over-the-counter trading system.

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

On February 20, 2025, the Company’s wholly-owned subsidiary, Lomond AU, entered into and consummated the Assignment Agreement with Eilean AU, a subsidiary of our former parent company, Eilean. Under the terms of the Assignment Agreement, Eilean AU agreed to sell, assign, and transfer to Lomond AU, certain rights, title, and interest in patents, trademarks, and copyrights related to lomonitinib, lonitoclax, and other pan-FLT3/IRAK4 inhibitors or BCL-2 inhibitors. In exchange for the rights, title, and interest, Lomond AU agreed to pay a one-time assignment fee to Eilean AU of $0.5 million. The Assignment Agreement is related to the intellectual property licensed under the Eil and Bala license agreements.

On January 7, 2026, we entered into a Termination Agreement with Bala, pursuant to which the Bala License Agreement” was terminated ab initio, effective immediately. The Company’s decision to terminate the License Agreement was due to reasons including, but not limited to, the crowded competitive landscape surrounding the Licensed IP, which among other concerns, could make recruiting patients difficult and potentially capital-intensive in a manner that would detract from other intellectual development of the Company. In connection with the termination of the License Agreement, the Company and Bala also terminated that certain Promissory Note, dated as of October 17, 2024, in favor of Bala, pursuant to which the Company had agreed to pay Bala, over time, the sum of $1.2 million on the terms and conditions set forth therein.

Eil has developed lonitoclax, a BCL-2 inhibitor, which may in the future be used by itself or as combination with lomonitinib to treat acute myeloid leukemia or other cancers.

There can be no assurance that our license agreement and the transaction contemplated thereby will yield the return we expect or any return on investment at all. When Lomond entered into the Eil license agreement and the Bala license agreement, it had limited information about the drug candidates being developed by such companies. Moreover, drug development is a highly uncertain undertaking that involves a substantial degree of risk. In fact, neither Eil nor Bala has demonstrated the ability to successfully initiate and complete any clinical trials, obtain marketing approvals, manufacture the clinical or commercial supply of drug product or arrange for a third party to do so on its behalf, or conduct sales and marketing activities necessary for successful product commercialization. To date, Eil and Bala have only completed certain preclinical studies of their product candidates.

As a result of the foregoing, there is no guarantee that any action we take with respect to the Eil license agreement will positively affect our business, results of operations or prospects. To the extent that we continue developing the products pursuant to such agreements, we would incur increased operating costs, which could materially adversely affect our business, results of operations and financial condition.

The termination of our Bala License Agreement may adversely impact our business, results of operations, financial performance, and reputation.

As discussed above, on January 7, 2026 we terminated the Bala License Agreement. In connection with the termination, the Company and Bala also terminated that certain Promissory Note, dated as of October 17, 2024, in favor of Bala, pursuant to which the Company had agreed to pay Bala, over time, the sum of $1.2 million on the terms and conditions set forth therein. The Company had spent approximately $600,000 in furtherance of development of the licensed IP under the Bala License Agreement. As consideration for such expenditure and the termination, Bala agreed to issue shares of its common stock to the Company representing approximately 3.5% of its fully diluted capitalization as of the date thereof.

The estimates of the charges and costs that we expect to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ materially from those described above due to various factors, many of which are outside of our control. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the termination.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our common and convertible preferred stock, a promissory note from our former parent company and SAFEs. Our net loss was $24.9 million and $17.1 million for the years ended December 31, 2025 and 2024 respectively. As of December 31, 2025, we had an accumulated deficit of $63.7 million. We are still in the very early stages of development of our product candidates and development programs and have not yet initiated or completed any late-stage clinical trials. As a result, we expect that it will be many years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover and develop additional potential products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, which we expect to increase as our development programs advance, and our ability to generate revenue. To the extent we develop the candidates licensed to us under the Eil license agreement, our operating costs would also be increased. Our prior losses and expected future losses have had and will continue to have an adverse effect on our working capital, our ability to fund the development of our product candidate and development programs, our ability to achieve and maintain profitability and the performance of our common stock.

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

See also “—Risks Related to the Discovery, Research and Development of Product Candidates.”

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

Since our inception, we have used substantial amounts of cash to fund our operations, and our expenses will increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of and initiate preclinical studies and clinical trials of product candidates. The development of product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital intensive and uncertain process that takes years to complete. Even if our current product candidate, lomonitinib, any of the product candidates we have licensed, including lonitoclax, or any additional product candidates that we may develop, license or acquire enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for product candidates, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution. Our expenses could increase beyond expectations if we are required by the FDA or any comparable foreign regulatory authorities to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Furthermore, upon the consummation of the Merger, we became a public company and expect to incur additional costs associated with operating as a public company.

As of December 31, 2025, we had $13.2 million in cash and cash equivalents and $11.2 million in short-term investments. Based on our current operating plan, the Company its total available liquidity will fund the Company’s projected operations into December 2026. Substantial additional financing will be needed by the Company to fund its operations..

Advancing the development of lomonitinib, our licensed product candidates, including lonitoclax, and our other development programs will require a significant amount of capital. Our existing cash and cash equivalents will not be sufficient to fund our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development of and commercialize our product candidate and development programs. Our estimate as to how long we expect our existing cash and cash equivalents to fund our operations is based on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect, particularly given that the design and outcome of our ongoing preclinical studies and anticipated preclinical studies and clinical trials are highly uncertain. Our future capital requirements will depend on many factors, including:

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

In addition, pursuant to that certain Subscription Agreement, dated November 1, 2024, entered into by the Company and the purchasers party thereto (the “Subscription Agreement”), we agreed that, subject to certain exceptions, we would not, without the prior written consent of a majority of the shares held by certain outside investors who participated in the Offering, take certain capital-raising actions for a period that would not end until the latest of (x) 180 days after the closing of the Offering, (y) the date on which a registration statement with respect to the resale of all of the shares issued in the Offering is declared effective and (z) the date on which the common stock is listed on a national securities exchange. Pursuant to such agreement, we also agreed that for the year following such period, we would not raise capital by entering into certain derivative transactions. We are currently ineligible to be listed on any national securities exchange, and there is no guarantee we ever will be eligible to do so. As a result, our ability to raise capital may be limited for the foreseeable future.

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

Risks Related to the Discovery, Research and Development of Product Candidates

We are very early in our development efforts for and are substantially dependent on our FLT3/IRAK4 and BCL-2 inhibitor programs. If we are unable to advance lomonitinib, our lead product candidate from the FLT3/IRAK4 program, or lonitoclax, our lead product candidate from the BCL-2 inhibitor program licensed from Eil through preclinical and clinical development, obtain regulatory approval and ultimately commercialize such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. In fact, we have submitted only one IND to the FDA with respect to our product candidate, lomonitinib, and two INDs have been submitted for lonitoclax, the product candidate we licensed from Eil. We have not yet demonstrated our ability to successfully initiate or conduct any late-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization.

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

While the results of preclinical studies have suggested that lomonitinib and the programs licensed from Eil may have the ability to treat AML and certain other diseases, neither us or Eil has yet succeeded and we and Eil a may not succeed in demonstrating efficacy and safety of lomonitinib or any other development programs in clinical trials or in obtaining marketing approval thereafter. If our approach to the discovery and design of product candidates does not lead to the development of product candidates that prove to be effective and safe for the targeted indication, we may never generate the necessary data or results required to obtain marketing approval.

Even if identified, a development candidate can unexpectedly fail at any stage of development. The historical failure rate for development candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The success of other development candidates we may acquire or develop will depend on many factors, including those described throughout “—Risks Related to the Discovery, Research and Development of Product Candidates”.

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

Our preclinical studies and any clinical trials that we may commence may fail at any time, and because our only product candidates, including the one we licensed from Eil, are in a very early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

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

Moreover, the results of preclinical studies and any early clinical trials we complete may not be predictive of the results of later-stage clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, notwithstanding promising results in earlier trials. Clinical trial failure, including with respect to achieving the desired safety and efficacy profile, and the failure to obtain regulatory approval may result from a multitude of factors, including those described under “—Risks Related to the Discovery, Research and Development of Product Candidates—The design or our execution of our future clinical trials may not support marketing approval.” In particular, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. See “—Risks Related to the Discovery, Research and Development of Product Candidates—Product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.”

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

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Assessments of safety and efficacy can therefore vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. As a result, we do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidate and any additional product candidates that we may develop. See “—Risks Related to the Discovery, Research and Development of Product Candidates—Product candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs.”

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

Although many of our personnel have experience in clinical development and manufacturing at other companies, we have limited experience as a company in conducting clinical trials. Moreover, we do not currently operate our own laboratory facilities, and we rely completely on the services of independent contractors and consultants to conduct our preclinical studies. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing preclinical studies will be completed on time or that our planned or anticipated preclinical studies and clinical trials will begin or be completed on time, if at all. Human clinical trials require significant additional financial and management resources and reliance on third-party investigators and collaborators, such as medical institutions, CROs, clinical trial sites, contract manufacturing organizations, or CMOs, and potentially strategic collaborators. Although we have succeeded in identifying third-party investigators and collaborators to date, we may in the future be unable to identify and contract with sufficient third parties, or on terms that are acceptable to us. See “—Risks Related to Our Reliance on Third Parties—We rely on third parties to conduct our preclinical studies, and rely on third parties to conduct clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research and studies.”

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

The pharmaceutical and biotechnology industries, particularly the field of oncology, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. We have competitors in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. For example, several biopharmaceutical companies, including, among others, Ryvu Therapeutics S.A., AROG Pharmaceuticals, Inc., Fujifilm Corporation, Ellipses Pharma Limited, and Beigene, Ltd, are also developing FLT3 inhibitors for the treatment of AML.

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

Certain of our assets have been exclusively licensed for use within the Russian Federation. We are subject to geopolitical risks related to doing business in the Russian Federation.

On February 13, 2025, we entered into two separate license agreements with Viriom, whereby Viriom acquired exclusive rights in the Russian Federation to our BCL-2 and FLT-3 inhibitors. The license agreements provide Viriom an exclusive license, with the right to grant and authorize sublicenses, under such of our patents and know-how to develop, test, make and use the BCL-2 and FLT-3 Licensed Molecules to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the BCL-2 and FLT-3 Indications within the Russian Federation during the term of said license agreements.

We may be exposed to significant risks related to licensing certain of our assets to a company for use in the Russian Federation, which could adversely affect our business, financial condition, and results of operations.

The Russian Federation is subject to a complex and evolving geopolitical environment, including heightened tensions with the United States, the European Union, and other countries. In response to Russia’s actions in Ukraine and other geopolitical developments, the United States, the European Union, and other jurisdictions have imposed, and may continue to impose, broad and expanding economic sanctions, export controls, and other restrictive measures targeting Russia, Russian entities, and individuals. These sanctions and restrictions may directly or indirectly affect our ability to license, transfer, or otherwise commercialize our assets in Russia, and may limit our ability to receive payments, enforce contractual rights, or protect our intellectual property in the region.

In addition, the Russian government has implemented, and may further implement, countermeasures in response to international sanctions, including restrictions on the repatriation of profits, limitations on the transfer of technology, and the potential for compulsory licensing or expropriation of foreign-owned assets. The legal and regulatory environment in Russia is unpredictable and subject to rapid change, and enforcement of contractual and intellectual property rights may be difficult or uncertain. Furthermore, the Russian economy has experienced, and may continue to experience, significant volatility, inflation, currency fluctuations, and reduced access to international financial markets, all of which could adversely impact our licensee’s ability to perform its obligations or make timely payments to us.

Political instability, civil unrest, or changes in government policy in Russia could further increase the risks associated with our licensing activities in the region. Additionally, the ongoing conflict in Ukraine and the potential for escalation or spillover of hostilities may disrupt business operations, supply chains, and the overall business climate in Russia.

Given these factors, there can be no assurance that we will be able to successfully license our assets in Russia, that our licensee will be able to perform its obligations under any such license, or that we will be able to realize any anticipated benefits from such arrangements. Any failure to effectively manage these risks could have an adverse effect on our business, financial condition, and results of operations.

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

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination. If our third-party manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. See “—Risks Related to Our Reliance on Third Parties—We contract with third parties for the manufacture of our only product candidate for preclinical studies and expect to continue to do so for additional preclinical studies, anticipated clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

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

As federal and state governments implement additional health care cost containment measures, including measures related to prescription drug pricing or reimbursement, we cannot be sure that product candidates, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Moreover, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors or other changes such as relaxation of restrictions on imports of drugs from countries where they may be sold at lower prices than in the United States. These and other actions by federal and state governments and health plans may put additional downward pressure on pharmaceutical pricing and health care costs, which could negatively impact coverage and reimbursement for our products if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see “—We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more product candidates from the FDA or other comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal FD&CA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality.

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

In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities.

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

Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Ensuring that our business arrangements with third parties comply with applicable healthcare and data privacy laws and regulations, as well as responding to investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from the business.

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

We have generated, and expect to continue to generate in the future, significant federal and state net operating loss, or NOL, carryforwards. At December 31, 2025, we had federal and state NOL carryforwards of approximately $25.5 million and $18.5 million, respectively, which may be available to offset future taxable income. We do not anticipate generating revenue from sales of product candidates for the foreseeable future, if ever, and we may never achieve profitability. These NOL carryforwards could be unavailable to offset future income tax liabilities because of restrictions under U.S. tax law. The research and development tax credit will begin to expire in 2040. Additionally, under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, although federal NOL carryforwards incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, the deductibility of such federal NOL carryforwards incurred in the taxable year beginning after December 31, 2020 is limited. In particular, the deductibility of such federal NOL carryforwards may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. It is uncertain how various states will respond to the TCJA and CARES Act.

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

Risks Related to Intellectual Property

We depend on intellectual property licensed from related parties, like Eil and Bala, the termination of which could result in the loss of significant rights, which would harm our business.

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

On January 7, 2026, we entered into a Termination Agreement with Bala, pursuant to which the Bala License Agreement was terminated ab initio, effective immediately. The Company’s decision to terminate the License Agreement was due to reasons including, but not limited to, the crowded competitive landscape surrounding the Licensed IP, which among other concerns, could make recruiting patients difficult and potentially capital-intensive in a manner that would detract from other intellectual development of the Company. In connection with the termination of the License Agreement, the Company and Bala also terminated that certain Promissory Note, dated as of October 17, 2024in favor of Bala, pursuant to which the Company had agreed to pay Bala, over time, the sum of $1.2 million on the terms and conditions set forth therein.

The Bala license termination has resulted, and any termination of the Eil license will result, in the loss of significant rights and will restrict our ability to develop and commercialize lonitoclax or a menin inhibitor. For example, under such license agreements, we, but not Eil or Bala, as the case may be, have the right to terminate the applicable license agreement for convenience upon 30 days’ written notice. If we or Eil or Bala, as the case may be, materially breaches the applicable license agreement, and such breach is not cured within 90 days after the receipt of notice of such breach, then the non-defaulting party may terminate such license agreement. In addition, upon the occurrence of an event of default under the applicable promissory note, the license agreement shall be terminated. See “—Risks Related to Intellectual Property—Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others” and “—Risks Related to Intellectual Property—If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.”

Notwithstanding the foregoing, upon the payment in full of the applicable promissory note, Eil has agreed to transfer to us all of the intellectual property rights covered by the Eil license agreement.

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

To establish our proprietary position, we have filed patent applications in the United States related to our FLT3/IRAK4 program, our lead product candidate from this program, lomonitinib, and other development candidates that are important to our business, and we have exclusively licensed certain patent applications from Eil, including lonitoclax; we may in the future also license or purchase issued patents or pending patent applications filed by others. Given the very early stage of development of our only product candidate and development programs and our licensed product candidates, our patent portfolio is similarly at a very early stage. In particular, as of December 31, 2025, we owned or licensed three (3) pending U.S. patent applications and pending patent applications in approximately seventeen (17) jurisdictions outside the United States, including Taiwan, Mexico, China, South Korea, Japan, Europe, Eurasia, Canada, Australia, Brazil, South Africa, Egypt, the United Arab Emirates (UAE), Saudi Arabia, Algeria, Iraq, and the PCT.  We have licensed rights to patents granted in Taiwan, Japan, Eurasia, and Nigeria.

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

The degree of future protection for our and our licensors’ proprietary rights is uncertain. Only limited protection may be available. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts, as described further throughout “—Risks Related to Intellectual Property.” As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to product candidates could have a material adverse effect on our financial condition and results of operations.

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

We have licensed patent and intellectual rights from Eil, and we may in the future license, patent and other intellectual property rights from other parties. We may enter into additional license agreements in the future with others to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products in the future. We may also need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. Accordingly, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our future product candidates that are subject of such licensed rights could be adversely affected. See “—Risks Related to Intellectual Property—The patent protection and patent prosecution for some of product candidates may be dependent on third parties.”

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

Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Risks Related to Intellectual Property—Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “—Risks Related to Intellectual Property—Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.”

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

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing product candidates. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning this intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to product candidates. Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Risks Related to Intellectual Property—Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “—Risks Related to Intellectual Property—Intellectual property litigation may lead to unfavorable publicity that harms our reputation and business.”

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

If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if resolved in our favor, litigation or other legal proceedings could cause us to incur significant expenses, distract our technical and management personnel from their normal responsibilities, delay development of product candidates, subject us to significant uncertainties and harm our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Risks Related to Intellectual Property—Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities” and “—Risks Related to Intellectual Property—Intellectual property litigation may lead to unfavorable publicity that harms our reputation and business.”

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

Of the shares outstanding as of, and shares underlying warrants outstanding as of, March 31, 2026, 32,673,624 are currently restricted, but may be eligible for resale under Securities Act Rule 144, so long as certain conditions set forth under the rule are met. Once the resale registration statement on Form S-1, which is pending with the SEC, is effective, 32,673,624 shares of our common stock will be able to be sold freely in the public market, subject to lock-up agreements, if applicable. Sales of a substantial number of such shares, the perception that such sales may occur, or early release of these agreements, could cause the market price of our common stock to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, we have registered shares of common stock that we have issued and may issue under our employee equity plans. As of March 31, 2026, there were 4,838,466 shares of common stock that were subject to outstanding options under Lomond’s 2024 Stock Plan, or the Lomond Plan, which we assumed effective upon the closing of the Merger. We adopted our 2024 Equity Incentive Plan, or the 2024 Plan, in November 2024, which became effective upon the closing of the Merger, pursuant to which 1,759,608 shares were reserved for future issuance. The number of shares of our common stock that may be issued under the 2024 Plan is equal to the sum of (x) 1,759,608 shares, plus (y) up to 4,329,627 shares subject to the awards granted under the Lomond Plan that were outstanding on the date of the Merger and that are subsequently forfeited, expire or lapse unexercised or unsettled or are reacquired by us, plus (z) the annual increase in shares described in the section entitled “Executive Compensation—Equity Plans—2024 Equity Incentive Plan.” Accordingly, these will be available for sale in the open market, subject to Rule 144 volume limitations applicable to affiliates, and subject to any vesting restrictions and lock-up agreements applicable to these shares.

The sale or possibility of sale of these additional securities trading in the public market may negatively impact the market price of our common stock.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

We may issue additional shares of common stock or other equity securities without your approval, subject to the restrictions set forth in the Subscription Agreement. For example, we may issue an aggregate of up to 1,759,608 shares of our common stock pursuant to the 2024 Plan, which amount may be subject to increase from time to time. For additional information about this plan, please read the discussion under the headings “Executive Compensation—Equity Plans.”

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

Prior to the Closing, Lomond was a private company with limited accounting personnel to adequately execute its accounting processes and limited supervisory resources with which to address its internal control over financial reporting. In connection with the audits of our financial statements as of and for each of the years ended December 31, 2025 and 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to having inadequate accounting personnel and controls over the recording of transactions, including those with related parties, to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures.

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

Our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting as of December 31, 2025 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. A material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or Section 404 of the Sarbanes-Oxley Act.

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

As of March 31, 2026, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 90.7% of our outstanding common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

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

Stockholders

As of March 31, 2026, we have 32,198,214 shares of common stock outstanding held by approximately 31 stockholders of record.

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

On January 24, 2025, we conducted a Subsequent Closing under the Subscription Agreement, as amended, whereby we issued and sold to an investor an aggregate of 2,500,000 shares of common stock at the Offering Price on the same terms as provided in the Offering, including, specifically, the entry into a registration rights agreement to register the common stock issued in the Subsequent Closing

The Company received gross proceeds of $10,000,000 in connection with the Subsequent Closing (before deducting placement agent fees and expenses of the offering of $0.75 million) and currently intends to use proceeds raised in the Subsequent Closing for working capital and general corporate purposes.

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

The Company received gross proceeds of $10,000,000 in connection with the Third Closing (before deducting placement agent fees and expenses of the offering of $0.75 million) and currently intends to use proceeds raised in the Third Closing for working capital and general corporate purposes.

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

We have incurred significant operating losses since our inception in 2020. Our net losses were $23.5 million and $17.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $62.3 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, promissory notes and “simple agreements for future equity”, or SAFEs. We will incur significant expenses and increasing operating losses for the foreseeable future. Our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as we:

●	Continue our research and development efforts to develop lomonitinib, lonitoclax, and the product candidates licensed from related party Eil Therapeutics, Inc., or Eil, to identify and develop other product candidates and to submit investigational new drug applications, or INDs, for such product candidates;

●	Pay in full the promissory note issued by us in connection with the Eil license agreement;

●	Conduct preclinical studies and commence clinical trials for our investigational product candidates and future product candidates;

●	Develop processes suitable for manufacturing and clinical development;

●	Continue to develop and expand our manufacturing capabilities;

●	Seek marketing approvals for any product candidates that successfully complete clinical trials;

●	Build commercial infrastructure to support sales and marketing for our product candidates;

●	Expand, maintain and protect our intellectual property portfolio;

●	Hire additional clinical, regulatory and other business personnel; and

●	Operate as a public company.

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

The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern, which assumes the continuity of operations, the realization of assets and the settlement of liabilities and commitments as they come due in the normal course of business. As discussed below under “Liquidity and Capital Resources,” we have incurred recurring losses and negative cash flows from operations since inception, and we expect to continue to generate losses from operations for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company received gross proceeds of $10,000,000 in connection with the Subsequent Closing (before deducting placement agent fees and expenses of the offering of $0.75 million) and currently intends to use proceeds raised in the Subsequent Closing for working capital and general corporate purposes.

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

The Company received gross proceeds of $10,000,000 in connection with the Third Closing (before deducting placement agent fees and expenses of the offering of $0.75 million) and currently intends to use proceeds raised in the Third Closing for working capital and general corporate purposes.

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

On January 7, 2026, the Company entered into a Termination Agreement with Bala, pursuant to which the Bala License Agreement and the related promissory note with a principal amount of $1.2 million were terminated, effective immediately. In connection with the termination, Bala agreed to issue shares of its common stock to the Company representing approximately 3.5% of its fully diluted capitalization as consideration for approximately $0.6 million of expenditures incurred by the Company in furtherance of development of the licensed intellectual property under the Bala License Agreement.

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

An immediate family member or our President and Chief Operating Officer, Dr. Savchuk, had a direct interest in Expert Systems by virtue of his minority share ownership in the company. Dr. Savchuk’s family member ceased his relationship with Expert Systems in the second quarter of 2025 and, as a result, the Company determined that Expert Systems is no longer a related party. During the year ended December 31, 2025, the Company recognized $3.5 million as research and development expense in the Company’s consolidated statements of operations relating to the Expert Systems MRDA (of which $2.6 million was incurred while Expert Systems was a related party). During the year ended December 31, 2024, the Company recognized $1.3 million as research and development expense relating to the Expert Systems MRDA.

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

Income Taxes

There were no provisions for income taxes for the years ended December 31, 2025 and 2024 because we have historically incurred operating losses and we maintain a full valuation allowance against our net deferred tax assets.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Year ended December 31,
	2025	2024	Variance	%Variance
Operating expenses:
Research and development	$20,258,461	$14,338,055	$5,920,406	41%
General and administrative	4,200,525	1,941,963	2,258,562	116%
Total operating expenses	24,458,986	16,280,018	8,178,968	50%
Loss from operations	(24,458,986)	(16,280,018)	(8,178,968)	50%
Other expense:
Interest income	1,183,374	137,426	1,045,948	761%
Interest expense - related party	(205,960)	(42,268)	(163,692)	387%
Other expense, net	(49,807)	(69,265)	19,458	-28%
Change in fair value of SAFE liability	-	(833,328)	833,328	-100%
Net loss	$(23,531,379)	$(17,087,453)	$(6,443,926)	38%

Comparison of Years Ended December 31, 2025 and 2024

Research and Development Expenses

Research and development expenses increased $5.9 million, or 41%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to (i) $8.6 million increase in clinical study expenses, primarily attributable to the ongoing Phase 1 clinical study of lomonitinib and the Phase 1 healthy volunteer study of lonitoclax, (ii) $1.8 million increase in chemistry, manufacturing, and controls pertaining to drug substance (Active Pharmaceutical Ingredient) manufacturing and quality oversight, formulation development, polymorph analysis, and analytical method development in support of upcoming clinical trial readiness and regulatory interactions, and (iii) $3.0 million increase relating to program management and employee compensation, inclusive of a $1.5 million increase in payroll and bonus compensation and $1.3 million increase in stock-based compensation expense, partially offset by $4.6 million in reductions in research and development costs attributable to the Australian R&D Tax Incentive, which had no comparable amount in the prior year, and (b) the absence of $2.9 million in in-process research and development expense recognized in the prior year in connection with the Eil and Bala license agreements, which was non-recurring in nature.

General and Administrative Expenses

General and administrative expenses increased $2.3 million, or 116%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to (i) increase in stock-based compensation of $1.1 million, (ii) increases in professional fees of $0.5 million, (iii) increase in personnel related expenses of $0.6 million, and (iv) increase in insurance and other expenses of $0.1 million primarily attributable to director and officer insurance policies entered into in conjunction with the Merger.

Interest Income

Interest income increased by $1.0 million, or 761%, to $1.2 million in the year ended December 31, 2025 compared to $0.1 million in the year ended December 31, 2024. The change was primarily due to interest earned on a related party promissory note entered into in the third quarter of 2024 of $0.2 million and interest earned on certificates of deposit first entered into in the fourth quarter of 2024 of $0.8 million.

Interest Expense – Related Parties

Interest expense increased by $0.2 million, or 387%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by a full year of accrued interest on promissory notes payable to related parties in 2025, compared to approximately two months of interest in 2024 following the entry into promissory notes with related parties in the fourth quarter of 2024.

Other Expense, net

Other expense, net decreased by less than $0.1 million, or 28%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, driven primarily by foreign exchange losses relating to the activity of the Company’s wholly-owned Australian subsidiary.

Change in fair value of SAFE liability

There was no change in fair value of SAFE liability during the year ended December 31, 2025, as all SAFE instruments were settled in conjunction with the Offering in November 2024. The $0.8 million expense in the prior year represented the increase in fair value of the SAFE liability from the date of issuance until settlement.

Liquidity and Capital

Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates. We have not generated cash from our operations, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. We have funded our operations primarily from sales of our common and redeemable convertible preferred stock, issuance of promissory notes, issuance of SAFEs, and contributions from our stockholders through December 31, 2025. As of December 31, 2025, we had cash and cash equivalents of $13.2 million and short-term investments of $11.2 million.

The Company believes its total available liquidity will fund the Company’s projected operations into December 2026. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to secure additional capital in the future through public financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. In addition, the Company may seek to extend the maturity of existing related-party debt obligations. However, there can be no assurance that additional financing will be available on acceptable terms, or at all. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts, the Company has the ability and would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which could adversely affect its business prospects.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(22,781,644)	$(12,041,057)
Investing activities	(10,927,307)	-
Financing activities	18,494,000	39,657,639
Net (decrease) increase in cash and cash equivalents	$(15,214,951)	$27,616,582

Operating Activities

During the year ended December 31, 2025, we used $22.8 million of cash in operating activities. Cash used in operating activities reflects our net loss of $23.5 million and changes in operating assets and liabilities of $1.7 million, partially offset by non-cash adjustments of $2.5 million. Non-cash adjustments primarily consisted of $2.8 million related to stock-based compensation expense and $0.2 million of non-cash interest expense related to promissory notes with Eil and Bala, partially offset by $0.2 million in accrued interest income earned on a related party promissory note and $0.3 million in accrued interest income earned on short-term investments. Changes in operating assets and liabilities consisted of increases in tax incentive and other receivables of $5.4 million and prepaid expenses and other current assets of $0.1 million, partially offset by increases in accounts payable of $3.6 million and accrued expenses and other current liabilities of $0.2 million.

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

Investing Activities

During the year ended December 31, 2025, we used $10.9 million in investing activities, which was attributable to the purchase of certificates of deposit with original maturities greater than three months of $31.7 million, partially offset by $20.8 million of proceeds from maturities of certificates of deposit with original maturities greater than three months. There were no investing activities during the year ended December 31, 2024.

Financing Activities

During the year ended December 31, 2025, financing activities provided $18.5 million of net cash, which was attributable to proceeds from the issuance of our common stock in conjunction with the Second and the Third Closings of $20.0 million, partially offset by common stock issuance costs of $1.5 million.

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

Funding Requirements

As of December 31, 2025, we had $13.2 million in cash and cash equivalents, short-term investments of $11.2 million, and an accumulated deficit of $62.3 million. On January 8, 2026, we invested approximately $9.0 million in Series A Preferred Units of Idwal, reducing our available liquidity to approximately $15.4 million at the beginning of January 2026, before accounting for operating expenses. We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development, pursue clinical development of lomonitinib, lonitoclax and a menin inhibitor and repay our promissory note with Eil. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

We believe that our cash and cash equivalents and short-term investments, after giving effect to the $9.0 million Idwal investment in January 2026 and ongoing operating expenses, will fund our projected operations into December 2026. However, we do not believe that our available liquidity will be sufficient to fund our planned operations for at least twelve months following the date of this Annual Report. Our cash flow forecast projects that our available liquidity will be exhausted by December 2026, approximately nine months into the twelve-month look-forward period from the date of issuance of our consolidated financial statements. These conditions, together with our recurring losses and negative cash flows from operations since inception, raise substantial doubt about our ability to continue as a going concern.

We plan to secure additional capital in the future through public financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. We may also seek to extend the maturity of existing related-party debt obligations, and we may delay, reduce, or eliminate certain research and development programs or discretionary expenditures to manage our liquidity. There can be no assurance that additional financing will be available on acceptable terms, or at all.

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

A change in the outcome of any of these or other variables with respect to the development of lomonitinib, lonitoclax, or any of the other product candidates we may develop, license or acquire in the future could significantly change the costs and timing associated with our development plans. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings or other dilutive or non-dilutive capital sources, which could include collaborations, strategic alliances or licensing arrangements. We currently have no credit facility or committed sources of capital. Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations and Commitments

We do not currently have any material contractual obligations or other commitments except with respect to our promissory note with Eil. We entered into the promissory notes with Eil and Bala in October 2024 with an aggregate principal amount of $2.9 million. Each promissory note bore interest at a rate of 7% per year, matured on October 17, 2026 and permitted early repayment without penalty. On January 7, 2026, the Company entered into a Termination Agreement with Bala, pursuant to which the Bala License Agreement and the related promissory note with a principal amount of $1.2 million were terminated. As a result, the Company's sole remaining obligation under these arrangements is the Eil promissory note with a principal amount of $1.7 million, which bears interest at 7% per year and matures on October 17, 2026.

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

Research and development costs

Research and development expenses are comprised of costs incurred in performing research and development activities, including consulting and compensation expenses, contract research and manufacturing services, and other related costs. Research and development costs are expensed to operations as incurred.

When preparing financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing contracts with our personnel to identify services that have been performed in the current year, estimating the level of service performed and the associated cost incurred for the service when invoices have not been received in the current year.

When accruing research and development expenses, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from its service providers. However, the Company may be required to estimate the cost of these services based only on available information. If the Company underestimates or overestimates the cost associated with research and development services at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, the Company’s estimated accrued research and development expenses have approximated actual expense incurred.

Tax Incentive Receivable

The Company recognizes refunds under the Australian Tax Incentive as a reduction to research and development expense. For the year ended December 31, 2025, the Company recognized $4.6 million in reductions to research and development expenses related to the Australian Tax Incentive.

The determination of the Tax Incentive receivable requires significant management judgment. The Australian Tax Incentive is a self-assessed program, and the Company must evaluate each period whether research and development activities and related expenditures qualify under the program. These assessments involve judgment regarding the eligibility of specific activities and the allocation of expenditures to qualifying activities.

The ATO has the right to review the Company's qualifying programs and related expenditures for a period of up to 4 years from the date of filing. If such a review were to occur, the ATO could have different interpretations of certain eligibility requirements, which could require adjustment to or repayment of amounts previously claimed. The ATO could also assess penalties and interest on any adjusted amounts if the Company were unable to demonstrate a reasonably arguable position. While the Company incorporates an assessment of potential uncertainty into its estimate of the Tax Incentive receivable, actual amounts refunded by the ATO could differ from the Company's estimates.

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

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; or (3) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We may choose to take advantage of some but not all of these exemptions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report (the “Evaluation Date”) to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, where appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of the Evaluation Date, and due to the identification of material weaknesses in our internal controls over financial reporting as of December 31, 2025, our chief executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

In connection with this assessment, management determined that there were material weaknesses in the Company’s internal controls over financial reporting. The material weaknesses relate to having inadequate accounting personnel and controls over the recording of transactions, including those with related parties, to achieve complete, accurate and timely financial accounting, reporting and disclosures, resulting in adjustments to several accounts and disclosures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to the material weaknesses, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was not effective. Management reviewed the results of management’s assessment with the Board.

We have taken and are taking steps to remediate this material weakness, including through the hiring of external financial consultants and finance personnel to provide needed levels of expertise in our internal accounting function and to implement appropriate controls over the financial reporting. Additionally, we have also developed a formalized system of internal control over financial reporting which consists of a comprehensive Risk Control Matrices (“RCMs”) covering all critical aspects of the financial reporting cycle. To augment the RCMs, we have also developed control narratives detailing responsibilities, accountabilities and segregation of duties over multiple areas. These RCMs and narratives are reviewed annually by management. However, we are still in the process of implementing these steps and cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. We have identified other deficiencies in our internal control over financial reporting that have not risen to the level of a material weakness, which we are in the process of remediating. We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or prevent potential future material weaknesses.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the resulting amendment of Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, the Company is not required to provide an attestation report by our independent registered public accounting firm regarding internal control over financial reporting for the fiscal year ended December 31, 2025 or thereafter, until such time as we are no longer eligible for the exemption for smaller issuers set forth within the Sarbanes-Oxley Act.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table provides information regarding our executive officers and directors, including their ages as of March 31, 2026:

NAME	AGE	POSITION(S)	TIME ALLOCATION
Executive Officers:
Iain Dukes, MA, D.Phil.	67	Chief Executive Officer, Chairman and Director	Consultant allocates approximately 30% of his time to the Company.
Nikolay Savchuk, Ph.D.	57	President, Chief Operating Officer and Director	Consultant allocates approximately 30% of his time to the Company.
Non-Employee Directors:
Carl Gordon, CFA, Ph.D.	61	Director	N/A
Eddie Wang Rodriguez	58	Director	N/A

Executive Officers

Iain Dukes, MA, D.Phil, has served as a consultant in the role of our Chief Executive Officer, Chairman and director since the consummation of the Merger and served as Chairman and director of Lomond from January 2020 to the consummation of the Merger. Dr. Dukes is a Venture Partner at OrbiMed Advisors LLC, or OrbiMed, a global investment firm, which he joined in August 2016. Dr. Dukes has served as the Executive Chair of Angiex Inc. since February 2020, the Chief Executive Officer and Chairman of Eilean Therapeutics LLC since July 2022 and President of Dinas Therapeutics, Inc. since March 2022. In September 2017, Dr. Dukes co-founded Kartos Therapeutics, Inc., and he currently serves as its President and as a member of its board of directors. Dr. Dukes also co-founded Telios Pharmaceuticals, Inc., where he serves as President. From February 2019 to December 2024, Dr. Dukes served as the Chief Executive Officer of Viriom Inc. He also served on the board of directors of Ikena Oncology, Inc. from November 2016 until July 2025. In June 2018, Dr. Dukes co-founded Theseus Pharmaceuticals, Inc. where he served as chairman and director until its acquisition by Concentra Biosciences, LLC in April 2024. Dr. Dukes previously served as Senior Vice President and Head of Business Development and Licensing for Merck Research Laboratories. Prior to joining Merck, Dr. Dukes was Vice President of External Research & Development at Amgen, Inc. He has also served as President and Chief Executive Officer, as well as a member of the Board of Directors of Essentialis Therapeutics, a clinical stage biotechnology company focused on the treatment of rare metabolic diseases. Previously, Dr. Dukes was Vice President of Scientific and Technology Licensing at GlaxoSmithKline, and he held various positions at Glaxo Wellcome, including Head of Exploratory Development for Metabolic and Urogenital Diseases and Head of Ion Channel Drug Discovery Group. From October 2017 to July 2020, Dr. Dukes was a board member and Chairman of KaNDy Therapeutics, which was acquired by Bayer AG in September 2020. From January 2020 to June 2020, Dr. Dukes served as supervisory board member of Themis BioScience GmbH, until it was acquired by Merck & Co. Dr. Dukes currently serves on the boards of directors of NeRRe Therapeutics, Rathlin Therapeutics Limited, Clywedog Therapeutics, Inc. and ENYO Therapeutics. Since August 2016, Dr. Dukes has also served as chairman of the board of directors of Iovance Biotherapeutics Inc. (NASDAQ: IOVA). In addition, he has served on the board of directors of Traws Pharma, Inc. (NASDAQ: TRAW) (“Traws”) since April 2024. Dr. Dukes also serves as Chief Executive Officer of Traws, a role he has held since October 2025, prior to which he served as Interim Chief Executive Officer of Traws commencing in April 2025. He previously served on the board of directors of ReViral Limited until its acquisition by Pfizer Inc. in June 2022. Dr. Dukes holds Master of Jurisprudence and Doctor of Philosophy degrees from the University of Oxford, a Master of Science degree in Cardiovascular Studies from the University of Leeds and a Bachelor of Science degree in Pharmacology from the University of Bath. We believe that Dr. Dukes is qualified to serve as a member of our board of directors because of his extensive experience in the pharmaceutical industry, including his service in senior management roles.

Nikolay Savchuk, Ph.D. has served as a consultant in the role of our President and Chief Operating Officer and as a director since the consummation of the Merger and served as Chief Executive Officer and President of Lomond from March 2020 to the consummation of the Merger and director of Lomond from January 2020 to the consummation of the Merger. Dr. Savchuk has been a Managing Director and Founder at Torrey Pines Investment LLC, an investment firm, since November 2002. Since March 2019, he has been a Member at i2020 Accelerator, which is an accelerator program backed by Torrey Pines Investment. He has also served as the Chief Executive Officer and director of Clywedog Therapeutics, Inc. since December 2020. He has served on the board of directors of Traws Pharma, Inc. (NASDAQ: TRAW) since April 2024. Dr. Savchuk has served as Chief Operating Officer and President of Eilean Therapeutics, LLC since September 2022, as President and Chief Executive Officer of Eil Therapeutics, Inc. since February 2020, as President and Chief Executive Officer of Bala Therapeutics, Inc. since June 2018 and as Chief Executive Officer of Dinas Therapeutics, Inc. since March 2022. In addition, since October 2018, he has been a Founder and Managing General Partner at Teal Ventures, a venture capital fund. Since November 2015, he has been the Chairman of the board of directors of Viriom Inc., a private biotechnology company. He has been the Chairman of the board of directors at ChemDiv, Inc. since November 2013, and he served as Chief Executive Officer at such company from April 2008 to January 2022. Dr. Savchuk holds a Masters of Science degree in Physics and a Ph.D. in Applied Mathematics, each from the Moscow Institute of Physics and Technology. We believe that Dr. Savchuk is qualified to serve as a member of our board of directors because of his deep knowledge of our business and industry and his experience managing life sciences companies.

Non-Employee Directors

Carl Gordon, CFA, Ph.D., has served as a member of our board of directors since the consummation of the Merger and was a director of Lomond from January 2020 to the consummation of the Merger. Dr. Gordon is a founding member and Managing Partner and Co-Head of Global Private Equity at OrbiMed, an investment firm, and has served in such roles since 1998 and 2018, respectively. Dr. Gordon currently serves on the boards of directors of Adicet Bio, Inc. (NASDAQ: ACET), ArriVent Biopharma Inc. (NASDAQ: AVBP), Compass Therapeutics Inc. (NASDAQ: CMPX) and Keros Therapeutics Inc. (NASDAQ: KROS), as well as several private companies. Dr. Gordon previously served on the boards of directors of several companies, including Alector Inc. (NASDAQ: ALEC), Arsanis, Inc. (which merged with X4 Pharmaceuticals, Inc. (NASDAQ: XFOR)), Intellia Therapeutics, Inc. (NASDAQ: NTLA), ARMO Biosciences, Inc., Gemini Therapeutics Inc. (merged with Disc Medicine, Inc. (NASDAQ: IRON)), Kinnate Biopharma, Inc., ORIC Pharmaceuticals, Inc. (NASDAQ: ORIC), Passage Bio Inc. (NASDAQ: PASG), Prevail Therapeutics Inc. (which was acquired by Eli Lilly (NYSE: LLY)), Selecta Biosciences, Inc., SpringWorks Therapeutics Inc., Terns Pharmaceuticals, Inc. (NASDAQ: TERN), Theseus Pharmaceuticals, Inc. (which was acquired by Concentra Biosciences LLC (NYSE: CON)) and Turning Point Therapeutics, Inc. (which was acquired by Bristol Myers Squibb Co. (NYSE: BMY)). Dr. Gordon received a B.A. in Chemistry from Harvard College, a Ph.D. in Molecular Biology from the Massachusetts Institute of Technology, and was a Fellow at The Rockefeller University. We believe that Dr. Gordon is qualified to serve on our Board of Directors due to his scientific expertise, extensive business experience, and experience in venture capital and the life sciences industry.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2025, none of the Company, Venetian-1 nor Lomond had a compensation committee or a separate committee performing equivalent functions. During the year ended December 31, 2025, Venetian-1 did not compensate any of its directors or executive officers. In addition, during the year ended December 31, 2025, all members of Lomond’s board of directors, including Dr. Dukes and Dr. Savchuk, participated in deliberations of Lomond’s board of directors concerning executive officer compensation. None of our executive officers serves, or served during the year ended December 31, 2025, as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors.

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

Insider Trading Policy

As of the date hereof, we have not adopted a formal insider trading policy. In the future, our board of directors intends to adopt an insider trading policy which will require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information, and (ii) clear all trades of company securities with a compliance officer prior to execution.

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

Upon the consummation of the Merger, Lomond became the wholly-owned subsidiary of Venetian-1 Acquisition Corp., and Lomond’s senior management became the senior management of Venetian-1 Acquisition Corp. The following table summarizes the compensation of Lomond’s principal executive officer and its most highly compensated executive officer (other than its chief executive officer) who were serving as executive officers as of December 31, 2025 and December 31, 2024, whom we refer to herein as our “named executive officers.”

Summary Compensation Table

The following table shows information regarding the compensation awarded to, earned by or paid to each of Lomond’s named executive officers for the years ended December 31, 2025 and December 31, 2024. Lomond had only two named executive officers during 2024 and 2025.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUSES ($)	OPTION AWARDS ($) (1)	NON-EQUITY INCENTIVE PLAN COMPENSATION	ALL OTHER COMPENSATION ($)	TOTAL ($)
Iain Dukes
Chief Executive	2025	66,667	(2)	200,000	4,606,734	-	-	4,873,401
Officer, Chairman, and Director	2024	-		-	-	-	-	-

Nikolay Savchuk
President, Chief	2025	66,667	(3)	200,000	2,764,040	-	-	3,030,707
Operating Officer, and Director	2024	-		-	-	-	-	-

(1)	Represents the grant date fair value of options awarded during the year ended December 31, 2025 as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Options Award column are set forth in Note 9 to our financial statements included elsewhere in this Annual Report. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards, and do not necessarily correspond to the actual economic value that may be received by each named executive officer from the options.

(2)	Amount represents consulting fees paid pursuant to a consulting agreement between Dr. Dukes and the Company dated November 1, 2024.

(3)	Amount represents consulting fees paid pursuant to a consulting agreement between Dr. Savchuk and the Company dated November 1, 2024.

Narrative Disclosure to Summary Compensation Table

During 2024, Lomond’s executive officers did not receive any compensation.

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

Outstanding Equity Awards at Fiscal Year-End 2025

The following table provides information regarding the outstanding equity awards held by our named executive officers as of December 31, 2025. See “Equity Incentive Plan Information,” below, for additional information regarding our equity incentive plans.

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

Director Compensation

Venetian-1 did not provide compensation to any members of its board of directors during the years ended December 31, 2025 and December 31, 2024. In addition, Lomond did not provide compensation to any non-employee members of its board of directors in their capacity as such during the years ended December 31, 2025 and December 31, 2024. Lomond historically reimbursed its non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2026, by:

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

The percentage of shares beneficially owned is computed on the basis of 32,198,214 shares of common stock outstanding as of March 31, 2026. Shares of common stock that a person has the right to acquire within 60 days of March 31, 2026 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is c/o 8 The Green Ste 8490, Dover, Delaware, 19901.

Name	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Eilean Therapeutics, LLC(1)	14,420,383	44.8%
Deerfield Partners, L.P.(2)	2,692,625	8.4
Entities affiliated with OrbiMed(3)(1)	2,677,256	8.3
TPAV, LLC(4)(1)	2,677,256	8.3
Yosemite Fund I, LP(5)	2,500,000	7.8
Q Healthcare Holding LLC(6)	2,500,000	7.8
American Financial Group(7)	1,722,222	5.3

Directors and Named Executive Officers
Iain Dukes, M.A., D.Phil.(8)(1)	786,250	*
Nikolay Savchuk, Ph.D.(9)(1)	471,750	*
Carl Gordon, CFA, Ph.D.(3)(1)	2,677,256	8.3
Eddie Wang Rodriguez	-	-
All directors and executive officers as a group (4 persons)	3,935,256	12.2

*	Less than one percent.

(1)	The board of managers of this stockholder exercises voting and investment power, and such board consists of four individuals, including Dr. Dukes, Dr. Savchuk, Dr. Gordon and Mr. Rodriguez. As a result, none of these four individuals has sole or shared voting or investment power over the shares of our common stock held by this stockholder. Each of OrbiMed, TPAV, LLC, Dr. Dukes and Dr. Savchuk hold membership interests in Eilean and may be deemed to have an economic interest in the shares of common stock held by Eilean. Each of OrbiMed, TPAV, Dr. Dukes and Dr. Savchuk disclaims beneficial ownership of these securities and this Annual Report shall not be deemed an admission that any one of OrbiMed, TPAV, Dr. Dukes or Dr. Savchuk is the beneficial owner of such securities for purposes of Section 16 or for any other purpose, except to the extent of their respective pecuniary interests therein. The principal address for this stockholder is 8 The Green Suite 8183 Dover, DE 19901.

(2)	Based solely on the information set forth in a Schedule 13G/A filed jointly by the below parties on November 13, 2025. The general partner of Deerfield Partners, L.P. is Deerfield Mgmt, L.P. Deerfield Management Company, L.P. is the investment manager of Deerfield Partners, L.P. James E. Flynn is the sole member of the general partner of each of Deerfield Mgmt, L.P. and Deerfield Management Company, L.P. Each of Mr. Flynn and the entities listed in this footnote may be deemed to share voting and investment power over the shares held or beneficially owned by Deerfield Partners, L.P. The address of this stockholder is 345 Park Avenue South, Floor 12, New York, NY 10010.

(3)	Consists of (i) 1,521,888 shares of our common stock held directly by OrbiMed Private Investments VII, LP, or OPI VII, (ii) 925,635 shares of our common stock held directly by OrbiMed Private Investments VIII, LP, or OPI VIII, and (iii) 114,733 shares of our common stock held directly by OrbiMed Private Investments IX, LP, or OPI IX. OrbiMed Capital GP VII LLC, or GP VII, is the general partner of OPI VII. OrbiMed Capital GP VIII LLC, or GP VIII, is the general partner of OPI VIII. OrbiMed Capital GP IX LLC, or GP IX, is the general partner of OPI IX. OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of GP VII, GP VIII, and GP IX. By virtue of such relationships, (i) OrbiMed Advisors and GP VII may be deemed to have voting power and investment power over the securities held by OPI VII; (ii) OrbiMed Advisors and GP VIII may be deemed to have voting power and investment power over the securities held by OPI VIII; and (iii) OrbiMed Advisors and GP IX may be deemed to have voting power and investment power over the securities held by OPI IX. OrbiMed Advisors exercises voting and investment power through a management committee comprising Dr. Gordon, Sven H. Borho, and W. Carter Neild, each of whom disclaims beneficial ownership of the shares held by OPI VII, OPI VIII and OPI IX. Dr. Gordon is a member of our board of directors. The address for each of the entities and individuals identified in this footnote is c/o OrbiMed Advisors LLC, 601 Lexington Avenue 54th Floor, New York, NY 10022.

(4)	Nikolay Savchuk is the sole manager on the Board of Managers of TPAV, LLC and a member of our board of directors and our Chief Operating Officer and President. Dr. Savchuk disclaims beneficial ownership of the securities held by TPAV, LLC except to the extent of his pecuniary interest therein. The address for TPAV, LLC is 12730 High Bluff Drive, Suite 100, San Diego, CA 92130.

(5)	Yosemite GP I, L.L.C. (“Yosemite GP I”), the general partner of Yosemite Fund I, L.P. (“Yosemite Fund I”), may be deemed to have sole voting and investment power over the shares held or beneficially owned by Yosemite Fund I, and Reed Jobs, the sole managing member of Yosemite GP I, may be deemed to have sole voting and investment power over these shares. The principal business address of Yosemite Fund I is 901 Battery Street, San Francisco, CA 94111.

(6)	Qatar Investment Authority (“QIA”) may be deemed to have sole voting and investment power over the shares held or beneficially owned by Q Healthcare Holding LLC (“Q Healthcare”). The principal business address of Q Healthcare is c/o Qatar Investment Authority, Ooredoo Tower (Building 14), Al Dafna Street (Street 801), Al Dafna (Zone 61), Doha, Qatar.

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

(8)	Consists of 786,250 shares of our common stock issuable upon exercise of outstanding stock options held by Dr. Dukes, which are exercisable within 60 days of March 31, 2026.

(9)	Consists of 471,750shares of our common stock issuable upon exercise of outstanding stock options held by Dr. Savchuk, which are exercisable within 60 days of March 31, 2026. Does not include 2,677,256 shares held by TPAV, LLC.

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

An immediate family member of our President and Chief Operating Officer, Dr. Savchuk, had a direct interest in Expert Systems by virtue of his minority share ownership in the company. Dr. Savchuk’s family member ceased his relationship with Expert Systems in the second quarter of 2025. The Company recognized expense of $2.6 million related to the master research and development agreement with Expert Systems during the year ended December 31, 2025 prior to the termination of the related party relationship.

Research and Development Agreement

Since March 2020, Lomond purchased research and development services from ChemDiv, Inc., an entity in which Dr. Savchuk, our President and Chief Operating Officer, was Chief Executive Officer from November 2013 to January 2022. Lomond did not enter into any agreements with ChemDiv, Inc. other than agreeing to such company’s standard terms and conditions. During the years ended December 31, 2025 and 2024, Lomond recognized expense of $0.0 million, and $0.3 million, respectively, related to ChemDiv, Inc services.

Master Services Agreement

In January 2023, Lomond and Eilean Therapeutics AU Pty Ltd., or Eilean AU, a CRO, entered into a master services agreement pursuant to which Eilean AU provides Lomond with clinical trial-related services and data and research services. Lomond agreed to pay fees under the agreement as well as a 1% royalty on the gross revenue on commercialized products produced under the agreement. Eilean AU is a wholly owned subsidiary of Eilean Therapeutics, LLC, or Eilean, Lomond’s former parent company and currently greater than 5% holder of our common stock. Dr. Dukes is the Chief Executive Officer and Chairman of Eilean and Dr. Savchuk is the Chief Operating Officer and President of Eilean. During the years ended December 31, 2025 and 2024, Lomond recognized $1.9 million, and $8.2 million, respectively, related to the master services agreement with Eilean AU.

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

On January 7, 2026, we entered into a Termination Agreement with Bala, pursuant to which the Bala License Agreement” was terminated ab initio, effective immediately. The Company’s decision to terminate the License Agreement was due to reasons including, but not limited to, the crowded competitive landscape surrounding the Licensed IP, which among other concerns, could make recruiting patients difficult and potentially capital-intensive in a manner that would detract from other intellectual development of the Company. In connection with the termination of the License Agreement, the Company and Bala also terminated that certain Promissory Note, dated as of October 17, 2024 (the “Deferred Payment Agreement”), in favor of Bala, pursuant to which the Company had agreed to pay Bala, over time, the sum of $1.2 million on the terms and conditions set forth therein.

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

Entry into each of the License Agreements constitutes related party transactions as Nikolay Savchuk, the President and Chief Operating Officer and a director of the Company, was an interested party given his relationship with Viriom. Dr. Savchuk was a director of Viriom and indirectly held a majority of shares of Viriom’s common stock. On December 31, 2025, Viriom was sold to an unrelated third party and is no longer considered a related party of the Company.

Idwal Therapeutics Purchase Agreement

On January 8, 2026, the Company entered into a Series A Preferred Unit Purchase Agreement (the “Idwal Purchase Agreement”) as an investor in Idwal Therapeutics, LLC (“Idwal”), a newly formed entity established by contribution of certain MALT-1 program assets by Tegid Therapeutics, Inc. (“Tegid”) and a corresponding investment by a group of investors, including the Company. Pursuant to the Idwal Purchase Agreement, the Company purchased 3,103,448 Series A Preferred Units of Idwal at a price of $2.90 per unit for an aggregate purchase price of approximately $9.0 million. In addition, the Company has an option to invest an additional $2.0 million on the same terms. A total of 16,206,893 Series A Preferred Units were sold for gross proceeds of approximately $47.0 million. The initial managers of Idwal include each of the members of the Company’s board of directors, and Dr. Dukes, the Company’s Chief Executive Officer and Chairman, serves as the sole officer of Idwal.

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

Policies and Procedures for Related Party Transactions

We intend to adopt a formal written policy providing that we are not permitted to enter into any transaction that exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person has a direct or indirect material interest without the consent of an audit committee. Our board of directors will have the primary responsibility for reviewing and approving or disapproving such “related party transactions.” In approving or rejecting any such transaction, our board of directors is to consider the relevant facts and circumstances available and deemed relevant to it, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

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

Year ending December 31,	2025	2024
Audit fees(1)	$336,000	$357,000
Audit related fees	-	-
Tax fees	12,600	-
All other fees	-	-
Total	$348,600	$357,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements, assistance with registration statements filed with the SEC, and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings or engagements.

Auditor Independence

In our fiscal year ended December 31, 2025, there were no other professional services provided by EisnerAmper LLP, that would have required our board of directors to consider their compatibility with maintaining the independence of such party, respectively.

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

ITEM 16. FORM 10-K SUMMARY

Information with respect to this item is not required and has been omitted at the Company’s option.

EXHIBIT INDEX

Exhibit No.	Description
2.1§	Agreement and Plan of Merger and Reorganization among Venetian-1 Acquisition Corp, Lomond Acquisition Corp. and Lomond Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
3.1	Certificate of Merger relating to the merger of Lomond Acquisition Corp. with and into Lomond Therapeutics, Inc., filed with the Secretary of State of the State of Delaware on November 1, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
3.2	Amended and restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on November 1, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
3.3	Amended and restated bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
4.2	Form of Simple Agreement for Future Equity, dated August 27, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
4.3	Form of Simple Agreement for Future Equity, dated October 17, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed with the SEC on April 15, 2025).
10.1†	Administrative Services & Co-Employment Agreement, dated October 18, 2024, by and between Abet Solutions Inc. and Lomond Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.2+†	Consulting Agreement with Iain Dukes, dated as of November 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.3+†	Consulting Agreement with Nikolay Savchuk, dated as of November 1, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.4	Form of Pre-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.5§	Subscription Agreement, dated November 1, 2024, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.6§	Registration Rights Agreement, dated November 1, 2024, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.7+	2022 Equity Incentive Plan of Eilean Therapeutics, LLC and form of award agreements thereunder (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.8+	Lomond Therapeutics, Inc. 2024 Stock Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.9+	Lomond Therapeutics Holdings, Inc. 2024 Equity Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.10+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.11§	License Agreement, dated as of October 17, 2024, by and between Lomond Therapeutics, Inc. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.12§	Promissory Note, dated as of October 17, 2024, by and between Lomond Therapeutics, Inc. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.13§†	License Agreement, dated as of October 17, 2024, by and between Lomond Therapeutics, Inc. and Bala Therapeutics, Inc. (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.14§	Promissory Note, dated as of October 17, 2024, by and between Lomond Therapeutics, Inc. and Bala Therapeutics, Inc. (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.15	Promissory Note, dated as of May 2, 2022, by and between Lomond Therapeutics, Inc. and Dinas Therapeutics, Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.16	Promissory Note, dated as of June 21, 2022, by and between Lomond Therapeutics, Inc. and Dinas Therapeutics, Inc. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).

10.17	Promissory Note, dated as of December 1, 2023, by and between Lomond Therapeutics, Inc. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.18	Promissory Note, dated as of January 5, 2023, by and between Lomond Therapeutics, Inc. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.19	Assignment and Consent Agreement, dated as of December 7, 2023, by and among Lomond Therapeutics, Inc., Eilean Therapeutics, LLC. and Eil Therapeutics, Inc. (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.20	Assignment and Consent Agreement, dated as of December 7, 2023, by and among Lomond Therapeutics, Inc., Eilean Therapeutics, LLC. and Dinas Therapeutics, Inc. (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.21	Form of Lock-up Agreement entered into between the Company and the parties thereto. (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
10.22	Form of Amendment No. 1 to Subscription Agreements, dated January 24, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 30, 2025).
10.23§†	Exclusive License Agreement, dated February 13, 2025, by and between Lomond Therapeutics Operating Corporation and Viriom, Inc. (BCL-2 Viriom License Agreement) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2025).
10.24§†	Exclusive License Agreement, dated February 13, 2025, by and between Lomond Therapeutics Operating Corporation and Viriom, Inc. (FLT-3 Viriom License Agreement) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 20, 2025).
10.25	Master Research and Development Agreement, dated July 1, 2024, by and between Lomond Therapeutics, Inc. and Expert Systems, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1/A filed with the SEC on March 10, 2025).
10.26	Form of Amendment No. 2 to Subscription Agreements, dated March 24, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 28, 2025).
10.27	Termination Agreement by and between Lomon Therapeutics, Inc. and Bala Therapeutics, Inc., dated January 7, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.28	Amended and Restated Limited Liability Company Agreement of Idwal Therapeutics, LLC, dated January 8, 2026, by and between Idwal Therapeutics and the members thereof (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2026).
10.29	Form of Series A Preferred Unit Purchase Agreement, dated January 8, 2026, by and between Idwal Therapeutics, LLC and the Purchasers thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2026).
21.1	Subsidiaries of the registrant. (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on November 7, 2024).
23.1*	Consent of EisnerAmper LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished, not filed.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

§	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

†	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions are both not material and are the type of information that the registrant treats as private or confidential. The registrant agrees to supplementally furnish an unredacted copy of this exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2026
Lomond Therapeutics Holdings, Inc.

	By:	/s/ Iain Dukes
Iain Dukes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Iain Dukes	Chief Executive Officer and Chairman	April 15, 2026
Iain Dukes	(principal executive officer)

/s/ Nikolay Savchuk	President, Chief Operating Officer and Director
Nikolay Savchuk	(principal financial officer and principal accounting officer)	April 15, 2026

/s/ Carl Gordon	Director	April 15, 2026
Carl Gordon

/s/ Eddie Wang Rodriguez	Director	April 15, 2026
Eddie Wang Rodriguez

LOMOND THERAPEUTICS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lomond Therapeutics Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lomond Therapeutics Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and expects to generate losses for the foreseeable future that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EISNERAMPER LLP

Philadelphia, Pennsylvania

April 15, 2026

LOMOND THERAPEUTICS HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$13,202,359	$28,417,310
Short-term investments	11,237,595	-
Tax incentive and other receivables	1,858,793	-
Prepaid expenses and other current assets	967,350	834,479
Total current assets	27,266,097	29,251,789
Tax incentive receivable, noncurrent	3,553,577	-
Total assets	$30,819,674	$29,251,789

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	$3,910,459	$260,613
Accrued expenses and other current liabilities	2,449,803	2,293,643
Notes payable - related parties, current	3,148,228	-
Total current liabilities	9,508,490	2,554,256
Notes payable - related parties, net of current	-	2,942,268
Total liabilities	9,508,490	5,496,524

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000,000 shares authorized	-	-
Common stock: $0.0001 par value; 300,000,000 shares authorized, 32,198,214 and 27,198,214 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3,220	2,720
Related party notes receivable	(4,305,096)	(4,065,096)
Additional paid-in capital	87,957,563	66,630,765
Accumulated deficit	(62,344,503)	(38,813,124)
Total stockholders’ equity	21,311,184	23,755,265
Total liabilities and stockholders’ equity	$30,819,674	$29,251,789

The accompanying notes are an integral part of these consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Operations

	Years Ended
	December 31,
	2025	2024
Operating expenses:
Research and development	$20,258,461	$14,338,055
General and administrative	4,200,525	1,941,963
Total operating expenses	24,458,986	16,280,018
Loss from operations	(24,458,986)	(16,280,018)

Other income (expense):
Interest income	1,183,374	137,426
Interest expense - related party	(205,960)	(42,268)
Other expense, net	(49,807)	(69,265)
Change in fair value of SAFE liability	-	(833,328)
Total other income (expense), net	927,607	(807,435)
Net Loss	$(23,531,379)	$(17,087,453)

Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(3.30)
Weighted-average shares of common stock outstanding, basic and diluted	31,479,036	5,177,582

The accompanying notes are an integral part of these consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Years Ended December 31, 2025 and 2024
	Redeemable Convertible				Related Party	Additional
	Preferred Stock		Common Stock		Promissory	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Note	Capital	Deficit	Total
Balance at January 1, 2024	13,661,416	$5,466,925	758,967	$76	$-	$16,203,254	$(21,725,671)	$(5,522,341)
Cash contribution from stockholder	-	-	-	-	-	7,450,000	-	7,450,000
Distribution of SAFE instruments upon conversion of capital contribution	-	-	-	-	-	(4,312,496)	-	(4,312,496)
Issuance of note receivable to stockholder and related accrued interest	-	-	-	-	(4,065,096)	-	-	(4,065,096)
Stock-based compensation	-	-	-	-	-	472,263	-	472,263
Issuance of common stock, net of issuance costs	-	-	8,241,375	824	-	28,706,815	-	28,707,639
Issuance of common stock upon conversion of convertible preferred shares	(13,661,416)	(5,466,925)	13,661,416	1,366	-	5,465,559	-	5,466,925
Issuance of common stock upon conversion of SAFE instruments	-	-	3,161,456	316	-	12,645,508	-	12,645,824
Issuance of shares of common stock of the continuing company to Venetian shareholders	-	-	1,375,000	138	-	(138)	-	-
Net loss	-	-	-	-	-	-	(17,087,453)	(17,087,453)
Balance at December 31, 2024	-	-	27,198,214	2,720	(4,065,096)	66,630,765	(38,813,124)	23,755,265
Issuance of common stock, net of issuance costs	-	-	5,000,000	500	-	18,493,500	-	18,494,000
Interest receivable on promissory note issued to stockholder	-	-	-	-	(240,000)	-	-	(240,000)
Stock-based compensation	-	-	-	-	-	2,833,298		2,833,298
Net loss	-	-	-	-	-	-	(23,531,379)	(23,531,379)
Balance at December 31, 2025	-	$-	32,198,214	$3,220	$(4,305,096)	$87,957,563	$(62,344,503)	$21,311,184

The accompanying notes are an integral part of these consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,531,379)	$(17,087,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,833,298	472,263
Accrued interest income earned on short-term investments	(310,288)	-
Change in fair value of SAFE liability	-	833,328
Non-cash license expense - related party	-	2,900,000
Non-cash interest expense - related party	205,960	42,268
Non-cash interest earned on promissory notes - related party	(240,000)	(65,096)
Changes in operating assets and liabilities:
Tax incentive and other receivables	(5,412,370)	-
Prepaid expenses and other current assets	(132,871)	(834,479)
Accounts payable	3,649,846	260,613
Accrued expenses and other current liabilities	156,160	1,437,499
Net cash used in operating activities	(22,781,644)	(12,041,057)

Cash flows from investing activities:
Purchase of short-term investments	(31,687,874)	-
Proceeds from maturities of short-term investment	20,760,567	-
Net cash used in investing activities	(10,927,307)	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	20,000,000	32,965,500
Common stock issuance costs	(1,506,000)	-
Proceeds from capital contribution by stockholder	-	7,450,000
Proceeds from issuance of SAFE instrument	-	7,500,000
Payment of transaction costs	-	(4,257,861)
Cash provided to stockholder in exchange for promissory note	-	(4,000,000)
Net cash provided by financing activities	18,494,000	39,657,639

Net increase (decrease) in cash	(15,214,951)	27,616,582
Cash, beginning of year	28,417,310	800,728
Cash, end of year	$13,202,359	$28,417,310

Supplemental non-cash financing activities:
Issuance of common stock upon conversion of SAFE instruments	$-	$12,645,824
Issuance of common stock upon conversion of convertible preferred shares	$-	$5,466,925
Issuance of promissory notes to related party for licensing	$-	$2,900,000

The accompanying notes are an integral part of these consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

notes to the Consolidated financial Statements

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

On November 1, 2024, the Company, Lomond Acquisition Corp, a corporation formed in the State of Delaware on October 23, 2024 (“Acquisition Sub”), and Lomond Therapeutics, Inc., a privately held Delaware corporation (“Legacy Lomond”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which Acquisition Sub was merged with and into Legacy Lomond on November 1, 2024, with Legacy Lomond continuing as a wholly-owned subsidiary of the Company and the surviving entity (the “Surviving Company”) of the merger (the “Merger”). In connection with the Merger, the Company changed its name from Venetian-1 Acquisition Corp. to Lomond Therapeutics Holdings, Inc., and Legacy Lomond changed its name to Lomond Therapeutics Operating Corporation.

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

Pursuant to the Merger Agreement, each share of Legacy Lomond's capital stock issued and outstanding immediately prior to the closing of the Merger was cancelled and converted into the right to receive one share of the Company's common stock, with 14,420,383 shares of common stock issued to former holders of Legacy Lomond's capital stock. In addition, 3,625,000 of the 5,000,000 then-outstanding shares of common stock owned by the Company's pre-Merger stockholders were forfeited and cancelled. Options to purchase an aggregate of 4,329,617 shares of Legacy Lomond common stock at an exercise price of $1.30 per share outstanding under Legacy Lomond's 2024 Stock Plan were assumed and converted into options to purchase 4,329,617 shares of the Company's common stock at the same exercise price. Immediately after the Merger, there were 27,198,214 shares of common stock issued and outstanding.

The Merger was accounted for as a reverse recapitalization under GAAP because Venetian-1 Acquisition Corp. was a public shell with primary assets consisting solely of cash, which did not meet the definition of a business under Accounting Standards Codification (“ASC”) 805-10, Business Combinations. Legacy Lomond was determined to be the accounting acquirer based upon: (i) Legacy Lomond stockholders owning approximately 91.3% of the Surviving Company, (ii) Legacy Lomond holding the majority of board seats of the Surviving Company, and (iii) Legacy Lomond management holding all key positions of the Surviving Company's management. Accordingly, the Merger was treated as the equivalent of Legacy Lomond issuing stock to acquire the net assets of Venetian-1 Acquisition Corp., which were nominal. Consequently, the assets, liabilities and operations that are reflected in Lomond Therapeutics Holdings, Inc.'s historical financial statements prior to the Merger are those of Legacy Lomond, and the consolidated financial statements after completion of the Merger include the assets, liabilities and results of operations of Legacy Lomond up to the day prior to the closing of the Merger and the assets, liabilities and results of operations of the Surviving Company from and after the closing date of the Merger. The assets and liabilities of Venetian-1 Acquisition Corp. included in the accompanying consolidated financial statements were recorded at the historical cost basis of Venetian-1 Acquisition Corp.

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

Liquidity and Going Concern

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

As of December 31, 2025, the Company had cash and cash equivalents of $13.2 million and short-term investments in the form of certificates of deposit of $11.2 million, for total available liquidity of $24.4 million. Additionally, the Company had an accumulated deficit of $62.3 million at December 31, 2025, and during the year ended December 31, 2025, the Company incurred a net loss of $23.5 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes its total available liquidity will fund the Company’s projected operations into December 2026. Substantial additional financing will be needed by the Company to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, to finance its future operations, the Company will likely seek additional funding through public financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. In addition, the Company may seek to extend the maturity of existing related-party debt obligations. However, there can be no assurance that additional financing will be available on acceptable terms, or at all. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts, the Company has the ability and would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which could adversely affect its business prospects. The inability to obtain funding, as and when needed, could have a material adverse effect on the Company’s financial condition and ability to pursue its business strategies.

2.	Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consisted of certificates of deposit with maturities of three months or less at purchase. During the years ended December 31, 2025 and 2024, the Company earned $0.3 million and $0.1 million, respectively, of interest income from certificates of deposit. The interest income is included in interest income in the consolidated statements of operations.

Short-term Investments

The Company classifies certificates of deposit with original maturities greater than three months but less than one year as short-term investments. These investments are recorded at amortized cost, which approximates fair value due to their short-term nature and fixed interest rates. Certificates of deposit are classified as short-term investments on the balance sheet based on their maturity dates and the Company’s intention to hold them until maturity. During the year ended December 31, 2025, the Company earned $0.5 million of interest income from certificates of deposit classified as short-term investments. The interest income is included in interest income in the consolidated statements of operations.

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

There were no transfers between Levels 1, 2, or 3 of such instruments during the year ended December 31, 2025. The carrying amounts of the Company’s cash and cash equivalents, short-term investments (certificates of deposit), prepaid expenses, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature. The carrying amounts of the Company’s related-party notes payable approximate their fair values as the notes bear interest at rates that approximate prevailing market rates for instruments with similar terms and risk characteristics. See Note 4 for further information.

Foreign Currency Translation

The reporting currency of the Company and its U.S. subsidiary is the U.S. dollar. The functional currency of the Company’s Australia subsidiary is the U.S. dollar. Transactions denominated in the Australian dollar are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies on December 31, 2025 and 2024, are translated at the exchange rate in effect as of that date. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Foreign exchange losses (gains) resulting from such translations are included in other expense, net in the accompanying consolidated statements of operations. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

Research and development costs

Research and development expenses are comprised of costs incurred in performing research and development activities, including consulting and compensation expenses, contract research and manufacturing services, and other related costs. Research and development costs are expensed to operations as incurred.

When preparing financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing contracts with our personnel to identify services that have been performed in the current year, estimating the level of service performed and the associated cost incurred for the service when invoices have not been received in the current year.

When accruing research and development expenses, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from its service providers. However, the Company may be required to estimate the cost of these services based only on available information. If the Company underestimates or overestimates the cost associated with research and development services at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, the Company’s estimated accrued research and development expenses have approximated actual expense incurred.

Tax Incentive Receivable

Lomond AU is eligible to receive a cash refund from the Australian Taxation Office ("ATO") for eligible research and development expenditures under the Australian Research and Development Tax Incentive Program (the "Australian Tax Incentive"). The Australian Tax Incentive is a self-assessed program requiring Lomond AU to evaluate each period whether the entity is eligible, whether specific research and development activities qualify, and whether individual research and development expenditures relate to such qualifying activities.

The Australian Tax Incentive is recognized as a reduction to research and development expense when the relevant expenditure has been incurred, the amount can be reliably measured, and there is reasonable assurance that the refund will be received. The estimated refund incorporates management's assessment of potential uncertainty regarding the acceptance of qualifying activities and expenditures by the ATO. The Company classifies its estimate of amounts expected to be received within one year as tax incentive and other receivables within current assets, and amounts expected to be received beyond one year as tax incentive and other receivables, noncurrent, on the accompanying consolidated balance sheets.

The Company recognized reductions to research and development expenses of $4.6 million for the year ended December 31, 2025. As of December 31, 2025, the Company recorded $1.0 million within tax incentive and other receivables and $3.6 million within tax incentive and other receivables, noncurrent.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings. As of December 31, 2025 and 2024, management believes it is more likely than not that no benefits will be derived from the Company’s deferred tax assets.

The Company recognizes an uncertain tax position in its consolidated financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. As of December 31, 2025 and 2024, the Company has not recorded any uncertain tax positions.

The tax years from 2022 and forward are subject to examination by federal tax and state tax authorities. In addition, tax years with net operating loss carryforwards are subject to examination three years following the year they are utilized. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years is under examination.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law in the United States. This legislation introduces several impactful provisions, including the permanent extension of select expiring provisions from the Tax Cuts and Jobs Act, as well as changes to the capitalization rules for research and development expenses, among other measures. The OBBBA contains various effective dates, with certain provisions taking effect in 2025 and others phased in through 2027. The enactment of this legislation had no impact on the consolidated financial statements as of and for the year ended December 31, 2025.

SAFE Liability

The SAFE instruments issued in August 2024 and October 2024 had the potential for cash settlement upon the occurrence of certain “liquidity events” (including a change of control, direct listing, or initial public offering) and “dissolution events” (including voluntary termination of operations, a general assignment for the benefit of the Company’s creditors, or any other liquidation, dissolution or winding up of the Company (excluding a liquidity event), whether voluntary or involuntary). The instruments at the election of the holder, could also be settled in shares of the Company’s common stock, which are contingently redeemable upon a liquidation event that may obligate the Company to transfer assets at some point in the future. The SAFE instruments were determined to be liability classified on issuance and recorded at estimated fair value. The SAFE instruments were subject to remeasurement at each reporting date with changes in estimated fair value recognized in other income (expense) in the consolidated statements of operations until settlement or termination in cash or shares. The SAFE liability was settled in conjunction with the Offering. Refer to Note 4 for additional information.

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

Net loss per share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive, due to the reported losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2025	2024
Stock options	4,838,466	4,329,617
Placement agent warrants	475,410	275,410
	5,313,876	4,605,027

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the Company’s executive team, which includes the Company’s Chief Executive Officer and Chairman and the Company’s President and Chief Operating Officer. The Company’s CODM manages the Company’s operations on a consolidated basis for the purpose of allocating resources. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The CODM uses net loss to evaluate the Company's overall financial performance, monitor the rate of cash consumption, and inform decisions regarding the allocation of resources across the Company's operations, including investment in research and development programs. The CODM is regularly provided with the Company's consolidated financial information. All significant segment expense categories and amounts, as well as other segment items, are identical to those presented on the face of the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which expands the disclosure required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company adopted this ASU effective January 1, 2025 and has included the relevant disclosures as needed within the consolidated financial statements.

Recently Issued but not yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statements of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statement disclosures.

3.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2025	2024
Prepaid research and development expense	$402,471	$-
Prepaid insurance expense	469,046	509,428
Prepaid administrative expenses and other	95,833	325,051
	$967,350	$834,479

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2025	2024
Accrued research and development	$1,443,466	$1,449,646
Accrued compensation expenses	964,125	785,230
Accrued other expenses	42,212	58,767
	$2,449,803	$2,293,643

4.	SAFE Instruments

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

The following table provides a summary of the changes in the estimated fair value of the SAFE liability:

Year Ended
December 31,
2024
Issuance of SAFE instruments	$11,812,496
Change in fair value	833,328
Settlement of SAFE liability in conjunction with the Offering	(12,645,824)
Balance at December 31, 2024	$-

There were no SAFE instruments outstanding as of and during the year ended December 31, 2025.

5.	Commitments and Contingencies

Contingencies

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

6.	Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

Common Stock

As of December 31, 2025, the Company had authorized 300,000,000 shares of common stock, par value $0.0001 per share, and 32,198,214 shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote. Subject to the special rights of holders of any outstanding series of preferred Stock, holders of shares of common stock shall be entitled to receive dividends and distributions as and if declared by the Board of Directors. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, subject to the special rights of holders of any outstanding series of Preferred Stock, holders of shares of common Stock shall be entitled to receive the assets of the Corporation available for distribution to its stockholders.

Preferred Stock

As of December 31, 2025, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, of which none were issued and outstanding.

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

Placement Agent Warrants

As discussed above, the Company issued warrants to purchase shares of common stock to placement agents as compensation for services provided in the Offering and Third Closing. These warrants entitle the holders to purchase up to an aggregate of 475,410 shares of common stock at an exercise price of $4.00 per share, are exercisable beginning June 1, 2025 (the “Initial Exercise Date”) and expire four years from the Initial Exercise Date. The fair value of the warrants was recorded as issuance costs of the Offering and Third Closing, and were offset against the proceeds of each closing within additional paid-in capital. As of December 31, 2025, all warrants remained outstanding.

Promissory Note Issued to Stockholder

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. The note accrues simple interest on the outstanding principal balance at a rate of 6% per annum. The outstanding principal and related accrued interest is due in full no later than September 30, 2027. As of December 31, 2025 and 2024, Eilean has borrowed $4.0 million under the promissory note. The balance outstanding on this note receivable is included in stockholders’ deficit in the consolidated balance sheets.

Capital Contributions

During the year ended December 31, 2024, Legacy Lomond received capital contributions of $7.5 million from its Former Parent which are reflected as a component of additional paid-in capital. In October 2024, Legacy Lomond converted a $3.5 million capital contribution made by Eilean in May 2024 into SAFEs with a fair value on the date of issuance of $4.3 million. The SAFEs converted into 1,078,124 shares of common stock upon consummation of the Offering. There were no capital contributions during the year ended December 31, 2025.

7.	Income Taxes

The Company is taxed as a corporation for income tax purposes and is subject to federal, state and local, and foreign income taxes.

The components of pretax loss before income taxes are as follows:

	Year Ended December 31,
	2025	2024
United States	$11,268,327	$15,593,542
Australia	12,263,052	1,493,911
	$23,531,379	$17,087,453

There is no provision for income taxes for the years ended December 31, 2025 and 2024, because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Capitalized research and development expenditures	$4,544,545	$5,492,204
Net operating loss carryforwards	6,651,579	3,361,350
Research and development tax credits	1,255,774	1,254,707
Capitalized license fees	727,485	781,373
Share-based compensation	65,014	46,122
Accruals and other	268,731	200,285
Total deferred tax assets	13,513,128	11,136,041
Less: valuation allowance	(13,513,128)	(11,136,041)
Deferred tax asset, net of valuation allowance	$-	$-

Based upon the historical and anticipated future losses, management has determined that the deferred tax assets do not meet the more likely than not threshold for realizability. Accordingly, a full valuation allowance has been recorded against the Company’s net deferred tax assets as of December 31, 2025 and December 31, 2024. The valuation allowance increased by $2.4 million and $4.4 million during the years ended December 31, 2025 and 2024, respectively. The valuation allowance balance for the year ended December 31, 2025, is $13.5 million.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2025		2024
	$	%	$	%
U.S Statutory Tax Rate	$(4,941,590)	21.0%	$(3,588,365)	21.0%
State and local income tax, net of federal (national) income tax effect*	-	0.0%	-	0.0%
Foreign tax effects
Australia
Statutory tax rate difference between Australia and United States	(1,103,675)	4.7%	-	0.0%
Nontaxable research and development (income) and deductions	3,653,550	-15.5%	-	0.0%
Valuation allowance	25,366	-0.1%	-	0.0%
Effect of changes in tax laws or rates enacted in the current period	-	0.0%	-	0.0%
Effect of cross-border tax laws	-	0.0%	-	0.0%
Tax credits	(1,067)	0.0%	(872)	0.0%
Changes in valuation allowances	1,772,091	-7.5%	3,320,269	-19.4%
Nontaxable or nondeductible items
Stock based Compensation	580,759	-2.5%	83,238	-0.5%
Fair value of SAFE liability	-	0.0%	174,999	-1.0%
Other	14,566	-0.1%	10,731	-0.1%
Changes in unrecognized tax benefits	-	0.0%	-	0.0%
Actual income tax benefit effective tax rate	$-	0.0%	$-	0.0%

*	The following states made up the majority (greater than 50%) of the tax affect in this category: Delaware.

At December 31, 2025, the Company has federal and state net operating loss (“NOL”) carryforwards of approximately $25.5 million and $18.5 million, respectively, which may be available to offset future taxable income. At December 31, 2025, the Company has research and development tax credits of approximately $1.3 million. At December 31, 2025, the Company has NOL carryforwards for Australian income tax purposes of $0.1 million. The federal and state net operating loss carryforwards have no expiration. The research and development tax credit will begin to expire in 2040.

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

On July 4, 2025, the OBBBA was enacted in the United States. The legislation includes significant corporate tax reforms, including the permanent reinstatement of the ability to deduct domestic research and development expenditures as incurred beginning in fiscal 2025, replacing the previous requirement to capitalize and amortize such expenditures over five years. As part of OBBBA, the law changed such that all the R&D costs that were required to be capitalized from 2021 through 2024 can (1) be 100% deducted in 2025 or (2) be 50% deducted in 2025 and 50% deducted in 2026 or (3) be deducted over the remaining years per the original amortization schedule. Foreign R&D expenditures are still required to be capitalized and amortized over a period of fifteen years. The Company did not accelerate deductions related to previously capitalized domestic R&D expenditures and continues to amortize such amounts over their original five-year recovery period. During the years ended December 31, 2025 and 2024, the Company capitalized $0.0 million and $11.4 million of R&D expenditures, respectively.

8.	Related Party Transactions

Related party transactions included within the consolidated statements of operations are as follows, as discussed in detail below:

	Years Ended
	December 31,
	2025	2024
Research and development	$6,019,725	$13,660,692
General and administrative	$747,737	$586,210
Interest income	$240,000	$65,096
Interest expense	$205,960	$42,268

Research and development arrangements with related parties

In February 2025, the Company entered into two licensing agreements with Viriom, Inc. (“Viriom”), whereby Viriom acquired exclusive rights in the Russian Federation to the BCL-2 inhibitor (the “BCL-2 Licensed Molecule”) for the treatment of chronic lymphoblastic leukemia and acute myeloid leukemia (“BCL-2 Indications”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs (the “BCL-2 Viriom License Agreement”). Further, Viriom acquired exclusive rights in the Russian Federation to the FLT-3 inhibitor (together with the BCL-2 Licensed Molecule, the “Licensed Molecules”) for the treatment of acute myeloid leukemia (“FLT-3 Indication”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs) (the “FLT-3 Viriom License Agreement” and, together with the BCL-2 Viriom License Agreement, the “License Agreements”). Under the terms of each agreement, the Company has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under the Company’s patents and know-how to develop, test, make and use each Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the BCL-2 Indications and FLT-3 Indications during the term of the BCL-2 Viriom License Agreement and FLT-3 Viriom License Agreement. As consideration for the BCL-2 Viriom License Agreement and FLT-3 Viriom License Agreement, Viriom has agreed to pay the Company a percentage of net sales of certain products during certain royalty periods. No payments were made, and no income or expenses were recognized under the BCL-2 Viriom License Agreement or the FLT-3 Viriom License Agreement for the year ended December 31, 2025.

Entry into each of the License Agreements constitutes related party transactions as Nikolay Savchuk, the President and Chief Operating Officer and a director of the Company, was an interested party given his relationship with Viriom. Dr. Savchuk was a director of Viriom and indirectly held a majority of shares of Viriom’s common stock. On December 31, 2025, Viriom was sold to an unrelated third party and is no longer considered a related party of the Company.

In March 2020, Legacy Lomond entered into a Master Research and Development Agreement with ChemDiv, Inc. (ChemDiv”), pursuant to which ChemDiv provides services related to preclinical drug discovery to the Company. Dr. Nikolay Savchuk, President and Chief Operating Officer of the Company, is a stockholder of ChemDiv and a member of its board of directors. During the year ended December 31, 2024, the Company recognized $0.3 million as research and development expense in the consolidated statements of operations related to ChemDiv services.

In January 2023, Legacy Lomond entered into a master services agreement with Eilean Therapeutics AU Pty Ltd (“Eilean AU”), a CRO and a subsidiary of its Former Parent, pursuant to which Eilean AU provides clinical trial-related service and data and research services. During the years ended December 31, 2025 and 2024, the Company recognized $1.4 million and $8.2 million, respectively, as research and development expense in the Company’s consolidated statements of operations related to Eilean AU research and development.

In July 2024, Legacy Lomond entered into a master research and development agreement (the “Expert Systems MRDA”) with Expert Systems, Inc. (“Expert Systems”). Pursuant to the Expert Systems MRDA, Expert Systems agreed to provide certain drug development, research, consulting and related administrative services from time to time pursuant to certain work orders as agreed by both parties. An immediate family member of Dr. Savchuk, the President and Chief Operating Officer and director of the Company, had a direct interest in Expert Systems by virtue of his minority share ownership in the company. Dr. Savchuk’s family member ceased his relationship with Expert Systems in the second quarter of 2025 and, as a result, the Company determined that Expert Systems is no longer a related party. During the years ended December 31, 2025 and 2024, $2.6 million and $1.3 million was recognized as research and development expense in the Company’s consolidated statements of operations relating to the Expert Systems MRDA. Amounts disclosed for the year ended December 31, 2025 pertain to expenses incurred prior to the termination of the related party relationship with Expert Systems.

On February 20, 2025, Lomond AU entered into an Intellectual Property assignment agreement (the “Assignment Agreement”) with Eilean AU. Under the terms of the Assignment Agreement, Eilean AU agreed to sell, assign, and transfer to Lomond AU, certain rights, title, and interest in patents, trademarks, and copyrights related to lomonitinib, lonitoclax, and other pan-FLT3/IRAK4 inhibitors or BCL-2 inhibitors. In exchange for the rights, title, and interest, Lomond AU agreed to pay a one-time assignment fee to Eilean AU of $0.5 million, which the Company recognized as research and development expense within the consolidated statements of operations for the year ended December 31, 2025.

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

In connection with such termination, during 2024, Legacy Lomond entered into a services agreement with Abet Solutions (“Abet”), a subsidiary of Expert Systems, pursuant to which Abet provides the Company administrative support services and access to staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, insurance program marketing and administration and various tax-related services. As discussed in the section above, an immediate family member of Dr. Savchuk, the President and Chief Operating Officer and director of the Company, had a direct interest in Expert Systems by virtue of his minority share ownership in the company. Dr. Savchuk’s family member ceased his relationship with Expert Systems in the second quarter of 2025 and, as a result, the Company determined that Expert Systems and its subsidiary, Abet, are no longer related parties. During the year ended December 31, 2025, the Company recognized $0.8 million as research and development expense and $40,000 as general and administrative expense in the consolidated statements of operations relating to Abet services. During the year ended December 31, 2024, the Company recognized $0.6 million as research and development expense and $0.1 million as general and administrative expense in the Company’s consolidated statements of operations relating to Abet services. The Company recorded $0.2 million as prepaid expenses in the consolidated balance sheets as of December 31, 2024 relating to Abet services. Amounts disclosed for the year ended December 31, 2025 pertain to expenses incurred prior to the termination of the related party relationship with Abet.

Related party notes payable

In October 2024, Legacy Lomond entered into license agreements with both of Eil (the “Eil License Agreement”) and Bala Therapeutics, Inc. (“Bala”) (the “Bala License Agreement”). Pursuant to the Eil License Agreement and Bala License Agreement, the Company obtained exclusive, perpetual, worldwide licensing rights for the development and future ownership of (i) a BCL-2, inhibitor for the treatment of AML and CLL from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala. Bala is a wholly-owned subsidiary of Eilean. Dr. Dukes has served as the Chief Executive Officer and Chairman of Eilean since February 2020.The Eil License Agreement and Bala License Agreement became effective in October 2024 when Legacy Lomond issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually, and matures on October 17, 2026. Each such promissory note may be prepaid without penalty. In addition, the two promissory notes each provide for customary events of default. During the years ended December 31, 2025 and 2024, the Company recognized $0.2 million and $0.1 million, respectively, as interest expense in the consolidated statements of operations relating to the promissory notes with Eil and Bala.

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

Promissory Note Receivable

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. During the years ended December 31, 2025 and 2024, the Company recognized $0.2 million and $0.1 million, respectively, as interest income in the consolidated statements of operations relating to the promissory note with Eilean. Refer to Note 6 for additional information.

Compensation

In November 2024, the Company entered into consulting agreements with Dr. Dukes, to serve as Chief Executive Officer and Chairman of the Company, and Dr. Savchuk, to serve as President and Chief Operating Officer of the Company. Each is eligible to receive consulting fees at an annual rate of $400,000 and both are eligible to receive an annual incentive payment equal to up to 50% of such annual consulting fees, subject to the achievement of applicable performance metrics as determined by the Company’s board of directors. During the years ended December 31, 2025 and 2024, the Company recognized $0.7 million and $0.3 million, respectively, as general and administrative expense and $0.7 million and $0.3 million, respectively, as research and development expense in the Company’s consolidated statements of operations related to these consulting agreements.

The Company’s Chief Executive Officer and Chairman, and President and Chief Operating Officer (“officer consultants”) allocate approximately 30% (“the allocated percentage”) of their time to the Company. The Company recognizes the allocated percentage of stock-based compensation for units in Eilean issued to its officer consultants in its consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation related to Eilean units of $17,346 and $25,459, respectively, as research and development expense, and $50,434 and $50,434, respectively, as general and administrative expense in the consolidated statements of operations.

On September 19, 2024, the Company granted stock options to purchase an aggregate of 314,500 shares of common stock to certain employees of ChemDiv and Expert Systems under the Company's 2024 Equity Incentive Plan. The options have an exercise price of $1.30 per share, vest ratably on a monthly basis over four years, and have a contractual term of ten years. The grant-date fair value of the options was $2.20 per share. During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense of approximately $0.2 million and less than $0.1 million, respectively, related to these awards, which is included in research and development expense in the consolidated statements of operations. As of December 31, 2025, unrecognized compensation cost related to these awards was approximately $0.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Director Expenses

During the years ended December 31, 2025 and 2024, the Company reimbursed its Directors for certain out of pocket expenses of $7,304 and $0.2 million, respectively, which the Company recognized as general and administrative expense in the consolidated statements of operations. As of December 31, 2024, the Company recorded $0.1 million in accounts payable related to reimbursable expenses to its Directors in the consolidated balance sheets.

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

2024 Stock Plan and Grant of Options

Pursuant to the Merger Agreement and upon the closing of the Merger, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The Company reserved 1,759,608 shares for future issuance under the 2024 Plan. The number of shares of common stock that may be issued under the 2024 Plan is equal to the sum of (x) 1,759,608 shares, plus (y) up to 4,329,617 shares subject to awards granted under the Legacy Lomond Plan that were outstanding immediately prior to the consummation of the Merger and that were assumed by the Company upon the closing of the Merger. Further, the number of shares reserved for issuance under the 2024 Plan will increase automatically on January 1 of each of 2026 through 2034 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors. As of December 31, 2025, 1,250,759 shares were available for future grant. Option grants issued under the 2024 Plan are exercisable for up to 10 years from the date of issuance. The Company’s options have various vesting schedules, ranging from vesting immediately to vesting over a four-year period, subject to the participant’s continued employment or service through the applicable vesting date. Certain grants allow for accelerated vesting if the Company is subject to a Change in Control (as defined under the 2024 Plan) (other than the Merger).

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation related to the 2024 Plan of $1.5 million and $0.2 million, respectively, as research and development expense and $1.3 million and $0.2 million, respectively, as general and administrative expense in the consolidated statements of operations.

A summary of stock option activity for the year ended December 31, 2025 is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding, January 1, 2025	4,329,617	$1.30	9.72	$—
Granted	508,849	4.00	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding, December 31, 2025	4,838,466	$1.58	8.80	$11,689,966
Vested and expected to vest, December 31, 2025	4,838,466	$1.58	8.80	$11,689,966
Exercisable at December 31, 2025	1,266,810	$1.50	8.77	$3,166,032

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

The Company uses the Black-Scholes option pricing model to estimate the fair value its stock option awards at the grant date. The assumptions used in estimating the fair value of stock-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment.

●	The risk-free interest rate used is based on the published U.S. Department of Treasury interest rates in effect at the time of stock option grant for zero-coupon U.S. Treasury notes with maturities approximating each grant’s expected term;

●	The dividend yield is zero as the Company has not paid dividends and does not anticipate paying a cash dividend in the foreseeable future;

●	The expected term for options granted is calculated using the simplified method and represents the average time that options are expected to be outstanding based on the midpoint between the vesting date and the end of the contractual term of the award;

●	As the Company has no trading history of common stock, expected volatility is derived from the historical volatilities of a select group of comparable peer companies, for a look-back period commensurate with the expected term of the stock options.

The weighted-average assumptions underlying the Black-Scholes calculation of grant date fair value include the following:

	Year ended December 31,
	2025	2024
Risk-free interest rate	3.94%	3.55%
Expected volatility	110.8%	103.8%
Expected term (years)	5.84	6.08
Expected dividend yield	—%	—%
Weighted average grant date fair value	$3.35	$2.20

As of December 31, 2025, there was $8.1 million of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The Company’s officer consultants serve in a consulting role to the Company under individual consulting agreements entered in 2024, whereby the officer consultants allocate approximately 30% of their time to the Company. The Company recognizes the allocated percentage of share-based compensation for units in Eilean issued to its officer consultants in its consolidated statements of operations. Refer to Note 8 for additional information.

10.	Subsequent events

The Company evaluated the potential impact of subsequent events on the consolidated financial statements through April 15, 2026, the date the consolidated financial statements were available to be issued.

Termination of Material Definitive Agreement

On January 7, 2026, the Company entered into a Termination Agreement with Bala, pursuant to which the Bala License Agreement and the related promissory note with a principal amount of $1.2 million were terminated, effective immediately. In connection with the termination, Bala agreed to issue shares of its common stock to the Company representing approximately 3.5% of its fully diluted capitalization as consideration for approximately $0.6 million of expenditures incurred by the Company in furtherance of development of the licensed intellectual property under the Bala License Agreement. Refer to Note 8 for additional information regarding the Bala License Agreement and related promissory note.

Entry into Material Definitive Agreement

On January 8, 2026, the Company entered into a Series A Preferred Unit Purchase Agreement (the “Purchase Agreement”) as an investor in Idwal Therapeutics, LLC (“Idwal”), a newly formed entity established by contribution of certain MALT-1 program assets by Tegid Therapeutics, Inc. (“Tegid”) and a corresponding investment by a group of investors, including the Company. Pursuant to the Purchase Agreement, the Company purchased 3,103,448 Series A Preferred Units of Idwal at a price of $2.90 per unit for an aggregate purchase price of approximately $9.0 million. In addition, the Company has an option to invest an additional $2.0 million on the same terms. A total of 16,206,893 Series A Preferred Units were sold for gross proceeds of approximately $47.0 million. The initial managers of Idwal include each of the members of the Company’s board of directors, and Dr. Dukes, the Company’s Chief Executive Officer and Chairman, serves as the sole officer of Idwal.