Form 10-Q
period 2026-03-31
Lomond Therapeutics Holdings, Inc.
filed 2026-05-15
CIK 1900520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, the registrant had a total of 32,198,214 shares of its common stock, par value $0.0001 per share, issued and outstanding.

LOMOND THERAPEUTICS HOLDINGS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	the ability of our preclinical studies and future clinical trials to demonstrate safety and efficacy of product candidates that we may develop, license or acquire and other positive results;

●	any action we may take in the future with respect to our related party license agreement with Eil Therapeutics, Inc., or Eil, including our obligations to pay promissory notes issued in connection with such license agreements;

●	the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical studies and planned clinical trials for our current product candidate, any licensed product candidate and any other product candidates we may develop, license or acquire, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and our current or future research and development programs;

●	our ability to raise substantial additional capital when needed to complete the development and, if approved, any commercialization of product candidates, the failure of which may force us to delay, reduce or eliminate our product development programs or other operations;

●	the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs, and final FDA approval of our current product candidate, our licensed product candidates and any future product candidates we may develop, license or acquire;

●	our ability to develop and advance our current product candidate, our licensed product candidates and development programs into, and successfully complete, clinical trials;

●	our manufacturing, commercialization, and marketing capabilities and strategy;

●	our plans relating to commercializing our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved, including the geographic areas of focus and sales strategy;

●	the need to hire additional personnel and our ability to attract and retain such personnel;

●	the size of the market opportunity for our product candidate, our licensed product candidates and any of product candidates that we develop, license or acquire, including our estimates of the number of patients who suffer from the diseases we are targeting;

●	our competitive position and the success of competing therapies that are or may become available;

●	the potential beneficial characteristics, and the potential safety, efficacy and therapeutic effects of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our ability to obtain and maintain regulatory approval of product candidates;

●	our plans relating to the further development of product candidates, including additional indications we may pursue;

●	existing regulations and regulatory developments in the United States, Europe and other jurisdictions;

●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;

●	our continued reliance on third parties to conduct additional preclinical studies and planned clinical trials of our current product candidate and any product candidate we may develop, license or acquire, and for the manufacture of product candidates for preclinical studies and clinical trials;

●	our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize product candidates;

●	the pricing and reimbursement of our current product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire, if approved;

●	the rate and degree of market acceptance and clinical utility of our product candidate, our licensed product candidates and any other product candidates we may develop, license or acquire;

●	our estimates regarding expenses, capital requirements and needs for additional financing;

●	our financial performance;

●	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

●	our expectations regarding the period during which we will remain an emerging growth company under the JOBS Act;

●	the development of a market for our common stock and our ability to successfully commence quotation on the OTC Markets;

●	our intended use of proceeds from the private placement offering and subsequent closings as described in more detail under Note 5 below;

●	developments relating to our competitors and our industry; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Item 1. Condensed Consolidated Financial Statements

LOMOND THERAPEUTICS HOLDINGS, INC.

CONDENSED Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,935,035	$13,202,359
Short-term investments	-	11,237,595
Tax incentive and other receivables	2,157,468	1,858,793
Prepaid expenses and other current assets	1,032,967	967,350
Total current assets	14,125,470	27,266,097
Tax incentive receivable, noncurrent	4,650,217	3,553,577
Equity method investments - related parties	8,336,587	-
Total assets	$27,112,274	$30,819,674

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,183,686	$3,910,459
Accrued expenses and other current liabilities	2,037,909	2,449,803
Notes payable - related parties	1,877,366	3,148,228
Total current liabilities	9,098,961	9,508,490
Total liabilities	9,098,961	9,508,490

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 32,198,214 shares issued and outstanding	3,220	3,220
Related party notes receivable	(4,364,274)	(4,305,096)
Additional paid-in capital	89,979,913	87,957,563
Accumulated deficit	(67,605,546)	(62,344,503)
Total stockholders’ equity	18,013,313	21,311,184
Total liabilities and stockholders’ equity	$27,112,274	$30,819,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

cONDENSED Consolidated Statements of Operations

(uNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$3,621,240	$5,156,988
General and administrative	1,048,584	1,363,464
Total operating expenses	4,669,824	6,520,452
Loss from operations	(4,669,824)	(6,520,452)

Other income (expense):
Equity in losses of equity method investments- related parties	(663,413)	-
Interest income	97,334	282,579
Interest expense — related parties	(33,351)	(50,785)
Other income, net	8,211	86,494
Total other income (expense), net	(591,219)	318,288
Net loss	$(5,261,043)	$(6,202,164)

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.21)
Weighted-average shares of common stock outstanding, basic and diluted	32,198,214	29,281,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

cONDENSED Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2026 and 2025
					Related Party	Additional
	Preferred Stock		Common Stock		Promissory	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Note	Capital	Deficit	Total
Balance at January 1, 2026	-	$-	32,198,214	$3,220	$(4,305,096)	$87,957,563	$(62,344,503)	$21,311,184
Interest receivable on promissory note issued to stockholder	-	-	-	-	(59,178)	-	-	(59,178)
Extinguishment of related party promissory note	-	-	-	-	-	1,304,213	-	1,304,213
Stock-based compensation	-	-	-	-	-	718,137	-	718,137
Net loss	-	-	-	-	-	-	(5,261,043)	(5,261,043)
Balance at March 31, 2026	-	$-	32,198,214	$3,220	$(4,364,274)	$89,979,913	$(67,605,546)	$18,013,313

Balance at January 1, 2025	-	$-	27,198,214	$2,720	$(4,065,096)	$66,630,765	$(38,813,124)	$23,755,265
Issuance of common stock, net of issuance costs	-	-	5,000,000	500	-	18,493,500	-	18,494,000
Interest receivable on promissory note issued to stockholder	-	-	-	-	(59,178)	-	-	(59,178)
Stock-based compensation	-	-	-	-	-	611,502	-	611,502
Net loss	-	-	-	-	-	-	(6,202,164)	(6,202,164)
Balance at March 31, 2025	-	$-	32,198,214	$3,220	$(4,124,274)	$85,735,767	$(45,015,288)	$36,599,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

cONDENSED Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,261,043)	$(6,202,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	718,137	611,502
Non-cash interest earned on short-term investments	(33,166)	(4,324)
Non-cash interest expense — related parties	33,351	50,785
Non-cash interest earned on promissory notes — related party	(59,178)	(59,178)
Losses from equity method investments — related parties	663,413	-
Changes in operating assets and liabilities:
Tax incentive and other receivables	(1,395,315)	(933,250)
Prepaid expenses and other current assets	(65,617)	198,464
Accounts payable	1,273,227	2,165,548
Accrued expenses and other current liabilities	(411,894)	3,467,666
Net cash used in operating activities	(4,538,085)	(704,951)

Cash flows from investing activities:
Purchase of Series A Preferred Units of Idwal Therapeutics, LLC	(9,000,000)	-
Proceeds from maturities of short-term investments	11,270,761	-
Purchase of short-term investments	-	(10,063,562)
Net cash provided by (used in) investing activities	2,270,761	(10,063,562)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	20,000,000
Net cash provided by financing activities	-	20,000,000

Net (decrease) increase in cash and cash equivalents	(2,267,324)	9,231,487
Cash and cash equivalents at beginning of period	13,202,359	28,417,310
Cash and cash equivalents at end of period	$10,935,035	$37,648,797

Supplemental non-cash financing and investing activities:
Capital contribution from related party - extinguishment of note payable and accrued interest	$1,304,213	$-
Stock issuance costs included in accounts payable and accrued expenses	$-	$1,506,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOMOND THERAPEUTICS HOLDINGS, INC.

notes to the Condensed Consolidated financial Statements

(Unaudited)

1.	Description of Business and Basis of Presentation

Overview

Lomond Therapeutics Holdings, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company”), is a biopharmaceutical company focused on the discovery and development of multiple product candidates to address hematological malignancies. The Company’s initial focus is on developing a next-generation inhibitor of FMS-like tyrosine kinase 3, or FLT3, and interleukin-1 receptor-associated kinase 4, or IRAK4, for the treatment of acute myeloid leukemia, or AML and myelodysplastic syndrome, or MDS. The Company was incorporated as Venetian-1 Acquisition Corp. in the State of Delaware in September 2021 and was originally organized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly traded corporation.

On November 1, 2024, the Company, Lomond Acquisition Corp., a corporation formed in the State of Delaware on October 23, 2024 (“Acquisition Sub”), and Lomond Therapeutics, Inc., a privately held Delaware corporation (“Legacy Lomond”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which Acquisition Sub was merged with and into Legacy Lomond on November 1, 2024, with Legacy Lomond continuing as a wholly-owned subsidiary of the Company and the surviving entity of the merger (the “Merger”). In connection with the Merger, the Company changed its name from Venetian-1 Acquisition Corp. to Lomond Therapeutics Holdings, Inc., and Legacy Lomond changed its name to Lomond Therapeutics Operating Corporation.

Prior to the Merger, Legacy Lomond was incorporated on January 22, 2020 pursuant to the laws of the State of Delaware. Lomond was subsequently reorganized pursuant to a share contribution and exchange agreement, dated as of July 5, 2022, by and among Eilean Therapeutics, LLC (“Eilean” or “Former Parent”), Legacy Lomond and the other parties thereto. Pursuant to the exchange agreement, stockholders of Legacy Lomond contributed all of the capital stock in Legacy Lomond to Eilean in exchange for limited liability units of Eilean, and Legacy Lomond became a direct, wholly-owned subsidiary of Eilean (the “Eilean Transaction”).

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnotes required by GAAP for complete financial statements have been omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s balance sheet as of March 31, 2026, and its statements of operations, stockholders’ equity, and its cash flows for the three months ended March 31, 2026 and 2025. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed consolidated financial statements presented herein do not contain all of the required disclosures under GAAP for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2025 found in the Annual Report on Form 10-K.

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

Liquidity and Going Concern

Since inception, the Company has been primarily performing research and development activities, establishing and maintaining its intellectual property, and raising capital to support and expand its operations. The Company has funded its operations primarily through the sale of its common stock, its redeemable convertible preferred stock, issuance of promissory notes, issuance of simple agreements for future equity (“SAFEs”), and contributions from its stockholders. The Company does not yet have a product that has been approved by the U.S. Food and Drug Administration, has not generated any product sales revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations.

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

As of March 31, 2026, the Company had cash and cash equivalents of $10.9 million. As of March 31, 2026, the Company had an accumulated deficit of $67.6 million, and during the three months ended March 31, 2026, the Company incurred a net loss of $5.3 million. The Company expects to continue to generate operating losses for the foreseeable future. Based on the Company’s current operating plan and projected cash needs, the Company does not believe that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date these condensed consolidated financial statements are issued. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, to finance its future operations, the Company will likely seek additional funding through public financings or government programs and will seek funding or development program cost-sharing through collaboration agreements or licenses with larger pharmaceutical or biotechnology companies. In addition, the Company may seek to extend the maturity of its existing related-party debt obligations. However, there can be no assurance that additional financing will be available on acceptable terms, or at all. If the Company does not obtain additional funding or development program cost-sharing, or exceeds its current spending forecasts, the Company would be forced to delay, reduce or eliminate certain clinical trials or research and development programs, reduce or eliminate discretionary operating expenses, and delay company and pipeline expansion, any of which could adversely affect its business prospects. The inability to obtain funding, as and when needed, could have a material adverse effect on the Company’s financial condition and ability to pursue its business strategies.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly-liquid investments that have maturities of three months or less when acquired to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted of certificates of deposit with maturities of three months or less at purchase. During the three months ended March 31, 2026 and 2025, the Company earned approximately $5,000 and $0.2 million, respectively, of interest income from certificates of deposit classified as cash equivalents. The interest income is included in interest income in the condensed consolidated statements of operations.

Short-term Investments

The Company classifies certificates of deposit with original maturities greater than three months but less than one year as short-term investments. These investments are recorded at amortized cost, which approximates fair value due to their short-term nature and fixed interest rates. Certificates of deposit are classified as short-term investments on the balance sheet based on their maturity dates and the Company’s intention to hold them until maturity. The Company did not earn interest on short-term investments during the three months ended March 31, 2026. During the three months ended March 31, 2025, interest earned on short-term investments was de minimis and is included in interest income in the condensed consolidated statements of operations.

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

There were no transfers between Levels 1, 2, or 3 of such instruments during the three months ended March 31, 2026. The carrying amounts of the Company’s cash and cash equivalents, short-term investments (certificates of deposit), prepaid expenses, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short-term nature. The carrying amounts of the Company’s related-party notes payable approximate their fair values as the notes bear interest at rates that approximate prevailing market rates for instruments with similar terms and risk characteristics. See Note 6 for further information.

Foreign Currency Translation

The reporting currency of the Company and its U.S. subsidiary is the U.S. dollar. The functional currency of the Company’s Australia subsidiary is the U.S. dollar. Transactions denominated in the Australian dollar are translated to U.S. dollars at rates which approximate those in effect on the transaction dates. Monetary assets and all liabilities denominated in foreign currencies as of March 31, 2026 and December 31, 2025 are translated at the exchange rate in effect as of that date. Non-monetary assets and stockholders’ equity are translated at the appropriate historical rates. Foreign exchange losses (gains) resulting from such translations are included in other income, net in the accompanying condensed consolidated statements of operations. The Company has not utilized any foreign currency hedging strategies to mitigate the effect of its foreign currency exposure.

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

Tax Incentive Receivable

Lomond AU is eligible to receive a cash refund from the Australian Taxation Office (“ATO”) for eligible research and development expenditures under the Australian Research and Development Tax Incentive Program (the “Australian Tax Incentive”). The Australian Tax Incentive is a self-assessed program requiring Lomond AU to evaluate each period whether the entity is eligible, whether specific research and development activities qualify, and whether individual research and development expenditures relate to such qualifying activities.

The Australian Tax Incentive is recognized as a reduction to research and development expense when the relevant expenditure has been incurred, the amount can be reliably measured, and there is reasonable assurance that the refund will be received. The estimated refund incorporates management’s assessment of potential uncertainty regarding the acceptance of qualifying activities and expenditures by the ATO. The Company classifies its estimate of amounts expected to be received within one year as tax incentive and other receivables within current assets, and amounts expected to be received beyond one year as tax incentive receivable, noncurrent, on the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the Company recognized reductions to research and development expenses of $1.1 million and $0.7 million, respectively, related to the Australian Tax Incentive.

Equity Method Investments

The Company accounts for equity investments where it owns a non-controlling interest, but has the ability to exercise significant influence, under the equity method of accounting. Under the equity method of accounting, the original cost of the investment is adjusted for the Company’s share of equity in the earnings or loss of the equity investee and reduced by dividends and distributions of capital received, unless the fair value option is elected, in which case the investment balance is marked to fair value each reporting period and the impact of changes in fair value of the equity investment are reported in earnings. The Company has not elected the fair value option. The Company assesses its investments for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognize an impairment loss to adjust the investment to its then-current fair value.

Common Stock Warrants

The Company accounts for warrants in accordance with the guidance contained in ASC 815, Derivatives and Hedging. Under ASC 815-40, warrants that meet the criteria for equity treatment are recorded in stockholders’ equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the condensed consolidated statement of operations. The Company values warrants using an option pricing model.

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	4,838,466	4,329,617
Placement agent warrants	475,410	275,410
	5,313,876	4,605,027

Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating segment. The Company’s chief operating decision maker (“CODM”) is the Company’s executive team, which includes the Company’s Chief Executive Officer and Chairman and the Company’s President and Chief Operating Officer. The Company’s CODM manages the Company’s operations on a condensed consolidated basis for the purpose of allocating resources. The CODM assesses performance for its segment based on net loss, which is reported on the condensed consolidated statements of operations. The CODM uses net loss to evaluate the Company’s overall financial performance, monitor the rate of cash consumption, and inform decisions regarding the allocation of resources across the Company’s operations, including investment in research and development programs. The CODM is regularly provided with the Company’s condensed consolidated financial information. All significant segment expense categories and amounts, as well as other segment items, are identical to those presented on the face of the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Recently Issued but not yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statements of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

3.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2026	2025
Prepaid research and development expense	$630,158	$402,471
Prepaid insurance expense	369,476	469,046
Prepaid administrative expenses and other	33,333	95,833
	$1,032,967	$967,350

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued research and development	$1,485,410	$1,443,466
Accrued compensation expenses	421,567	964,125
Accrued other expenses	130,932	42,212
	$2,037,909	$2,449,803

4.	Commitments and Contingencies

Contingencies

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

5.	Stockholders’ Equity

Common Stock

As of March 31, 2026, the Company had authorized 300,000,000 shares of common stock, par value $0.0001 per share, and 32,198,214 shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote per share. Subject to the special rights of holders of any outstanding series of preferred stock, holders of shares of common stock shall be entitled to receive dividends and distributions as and if declared by the Board of Directors. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, subject to the special rights of holders of any outstanding series of preferred stock, holders of shares of common stock shall be entitled to receive the assets of the Company available for distribution to its stockholders.

Preferred Stock

As of March 31, 2026, the Company had authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, of which none were issued and outstanding.

Private Placement Offering

Concurrent with the Merger, the Company entered into a Subscription Agreement (the “Subscription Agreement”) and completed a private placement offering (the “Offering”) of its common stock at a purchase price of $4.00 per share (the “Offering Price”), which, together with the conversion of certain SAFEs previously issued by Legacy Lomond, resulted in aggregate gross proceeds of $43.9 million. In connection with the closing of the Offering, the Company issued placement agent warrants to purchase an aggregate of 275,410 shares of our common stock.

On January 24, 2025, the Company entered into an amendment to the Subscription Agreement with the requisite holders to extend the Subsequent Closings (as defined in the Subscription Agreement) end date from November 30, 2024 to February 28, 2025, and conducted a Subsequent Closing under the Subscription Agreement, as amended, whereby an aggregate of 2,500,000 shares of common stock were issued and sold to an investor at the Offering Price on the same terms as provided in the Offering, including the entry into a registration rights agreement to register the shares issued (the “Second Closing”). The Company received gross proceeds of $10.0 million in connection with the Second Closing (before deducting placement agent fees and expenses of $0.7 million).

On March 24, 2025, the Company entered into an additional amendment to the Subscription Agreement to extend the Subsequent Closings end date from February 28, 2025 to March 31, 2025 and to increase the size of the over-subscription amount, and conducted an additional Subsequent Closing whereby an aggregate of 2,500,000 shares of common stock were issued and sold to an investor at the Offering Price on the same terms as provided in the original Offering, including the entry into a registration rights agreement to register the shares issued (the “Third Closing”). The Company received gross proceeds of $10.0 million in connection with the Third Closing (before deducting placement agent fees and expenses of $0.8 million). In connection with the Third Closing, the Company issued placement agent warrants to purchase an aggregate of 200,000 shares of common stock.

Placement Agent Warrants

As discussed above, the Company issued warrants to purchase shares of common stock to placement agents as compensation for services provided in the Offering and Third Closing. These warrants entitle the holders to purchase up to an aggregate of 475,410 shares of common stock at an exercise price of $4.00 per share, are exercisable beginning June 1, 2025 (the “Initial Exercise Date”) and expire four years from the Initial Exercise Date. The fair value of the warrants was recorded as issuance costs of the Offering and Third Closing, and were offset against the proceeds of each closing within additional paid-in capital. As of March 31, 2026, all warrants remained outstanding.

Promissory Note Issued to Stockholder

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow an aggregate principal amount of up to $7.5 million from Legacy Lomond. The note accrues simple interest on the outstanding principal balance at a rate of 6% per annum. The outstanding principal and related accrued interest are due in full no later than September 30, 2027. As of March 31, 2026 and December 31, 2025, Eilean has borrowed $4.0 million under the promissory note. The principal balance and related accrued interest outstanding on this note receivable is included in stockholders’ equity in the condensed consolidated balance sheets. See Note 6 for additional information.

6.	Related Party Transactions

Related party transactions included within the condensed consolidated statements of operations are as follows, as discussed in detail below:

	Three Months Ended
	March 31,
	2026	2025
Research and development	$129,336	$2,464,640
General and administrative	$137,608	$265,942
Equity in losses of equity method investments	$663,413	$-
Interest income	$59,178	$59,178
Interest expense	$33,351	$50,785

Research and Development Arrangements with Related Parties

In January 2023, Legacy Lomond entered into a master services agreement with Eilean Therapeutics AU Pty Ltd (“Eilean AU”), a CRO and a wholly-owned subsidiary of Eilean, pursuant to which Eilean AU provided clinical trial-related services, data, and research services. During the three months ended March 31, 2025, the Company recognized $1.4 million as research and development expense in the condensed consolidated statements of operations relating to Eilean AU.

On February 20, 2025, Lomond AU entered into an Intellectual Property assignment agreement (the “Assignment Agreement”) with Eilean AU. Under the terms of the Assignment Agreement, Eilean AU agreed to sell, assign, and transfer to Lomond AU, certain rights, title, and interest in patents, trademarks, and copyrights related to lomonitinib, lonitoclax, and other pan-FLT3/IRAK4 inhibitors or BCL-2 inhibitors. In exchange for the rights, title, and interest, Lomond AU agreed to pay a one-time assignment fee to Eilean AU of $0.5 million, which the Company recognized as research and development expense within the condensed consolidated statements of operations during the three months ended March 31, 2025.

In February 2025, the Company entered into two licensing agreements with Viriom, Inc. (“Viriom”), whereby Viriom acquired exclusive rights in the Russian Federation to the BCL-2 inhibitor (the “BCL-2 Licensed Molecule”) for the treatment of chronic lymphoblastic leukemia and acute myeloid leukemia (“BCL-2 Indications”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs (the “BCL-2 Viriom License Agreement”). Further, Viriom acquired exclusive rights in the Russian Federation to the FLT-3 inhibitor (together with the BCL-2 Licensed Molecule, the “Licensed Molecules”) for the treatment of acute myeloid leukemia (“FLT-3 Indication”) as monotherapy or as co-administered in combination with small molecule drugs or biological drugs) (the “FLT-3 Viriom License Agreement” and, together with the BCL-2 Viriom License Agreement, the “License Agreements”). Under the terms of each agreement, the Company has granted Viriom an exclusive license, with the right to grant and authorize sublicenses, under the Company’s patents and know-how to develop, test, make and use each Licensed Molecule to develop, test, make, have made, use, sell, offer for sale, import and otherwise exploit the product as it relates to the BCL-2 Indications and FLT-3 Indications during the term of the License Agreements. As consideration for the License Agreements, Viriom has agreed to pay the Company a percentage of net sales of certain products during certain royalty periods. No payments were made, and no income or expenses were recognized under the License Agreements for all periods presented in the condensed consolidated statements of operations.

Entry into each of the License Agreements constituted a related party transaction as Nikolay Savchuk, the President and Chief Operating Officer and a director of the Company, was an interested party given his relationship with Viriom. Dr. Savchuk was a director of Viriom and indirectly held a majority of shares of Viriom’s common stock. On December 31, 2025, Viriom was sold to an unrelated third party and is no longer considered a related party as of March 31, 2026.

Administrative Arrangements with Related Parties

Legacy Lomond entered into a services agreement with Abet Solutions (“Abet”), a subsidiary of Expert Systems, pursuant to which Abet provides the Company administrative support services and access to staff’s management experience and knowledge. Such services included general management and operations, including financial and accounting services, insurance program marketing and administration and various tax-related services. As discussed in the section above, an immediate family member of Dr. Savchuk, the President and Chief Operating Officer and director of the Company, had a direct interest in Expert Systems by virtue of his minority share ownership in the company. Dr. Savchuk’s family member ceased his relationship with Expert Systems in the second quarter of 2025 and, as a result, the Company determined that Expert Systems and its subsidiary, Abet, are no longer related parties. During the three months ended March 31, 2025, the Company recognized $0.4 million as research and development expense and $20,000 as general and administrative expense in the condensed consolidated statements of operations relating to Abet services. Amounts disclosed pertain to expenses incurred prior to the termination of the related party relationship with Abet.

Notes Payable – related parties

In October 2024, Legacy Lomond entered into license agreements with both of Eil Therapeutics, Inc (“Eil”) (the “Eil License Agreement”) and Bala Therapeutics, Inc. (“Bala”) (the “Bala License Agreement”). Pursuant to the Eil License Agreement and Bala License Agreement, the Company obtained exclusive, worldwide licensing rights for the development and future ownership of (i) a BCL-2, inhibitor for the treatment of AML and CLL from Eil, and (ii) an early-stage menin inhibitor for the treatment of AML from Bala. Eil and Bala are each wholly-owned subsidiaries of Eilean. Dr. Dukes has served as the Chief Executive Officer and Chairman of Eilean since February 2020.The Eil License Agreement and Bala License Agreement became effective in October 2024 when Legacy Lomond issued promissory notes to Eil and Bala, respectively. The principal amount of the promissory notes with Eil and Bala are $1.7 million and $1.2 million, respectively. Each such promissory note bears interest at a rate of 7% per annum, compounded annually, with principal and accrued interest due and payable on demand at any time after October 17, 2026. Each such promissory note may be prepaid without penalty. In addition, the two promissory notes each provide for customary events of default. During the three months ended March 31, 2026 and 2025, the Company recognized approximately $33,000 and $0.1 million, respectively, as interest expense in the condensed consolidated statements of operations relating to the promissory notes with Eil and Bala.

On January 7, 2026, the Company entered into a Termination Agreement with Bala pursuant to which the Bala License Agreement and the related Bala Promissory Note (principal amount $1.2 million) were terminated, effective immediately. The Termination Agreement was accounted for as a single integrated capital transaction with a related party in accordance with ASC 470, Debt, and the $1.3 million aggregate carrying amount of the Bala promissory note and accrued interest extinguished was recorded as a capital contribution, with no gain or loss recognized in the condensed consolidated statements of operations. In connection with the termination, Bala agreed to issue shares of its common stock to the Company representing approximately 3.5% of Bala’s fully diluted capitalization as consideration for approximately $0.6 million of expenditures incurred by the Company in furtherance of development of the licensed intellectual property under the Bala License Agreement. No value was ascribed to the shares of Bala common stock received. See Note 7 for additional information regarding the Company’s investment in Bala.

Promissory Note Receivable

In September 2024, Legacy Lomond entered into a promissory note with Eilean, which allows Eilean to borrow up to $7.5 million at 6% simple interest per annum, maturing on September 30, 2027. During the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.1 million, respectively, as interest income in the condensed consolidated statements of operations relating to the Eilean promissory note.

Investment in Related Party

On January 8, 2026, the Company entered into a Series A Preferred Unit Purchase Agreement with Idwal Therapeutics, LLC (“Idwal”), a newly formed related-party entity. The initial managers of Idwal include each of the members of the Company’s board of directors, and Dr. Iain Dukes, the Company’s Chief Executive Officer and Chairman, serves as the sole officer of Idwal. During the three months ended March 31, 2026, the Company recognized $0.7 million in equity in losses of equity method investments– related parties in the condensed consolidated statements of operations relating to losses attributable to the Company from its investment in Idwal. See Note 7 for additional information regarding the Company’s investment in Idwal.

Compensation

On November 1, 2024, the Company entered into consulting agreements with Dr. Iain Dukes, to serve as Chief Executive Officer and Chairman, and Dr. Nikolay Savchuk, to serve as President and Chief Operating Officer. Each is eligible to receive consulting fees at an annual rate of $400,000 and an annual incentive payment of up to 50% of such annual consulting fees, subject to the achievement of applicable performance metrics. Dr. Dukes and Dr. Savchuk each allocate approximately 30% of their time to the Company. During the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.2 million, respectively, as general and administrative expense and $0.1 million and $0.2 million, respectively, as research and development expense in the condensed consolidated statements of operations related to these consulting agreements.

The Company’s officer consultants allocate approximately 30% of their time to the Company. The Company recognizes the allocated percentage of share-based compensation for units in Eilean issued to its officer consultants in its condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation related to Eilean units of $4,336 and $4,336, respectively, as research and development expense and $12,608 and $12,608, respectively, as general and administrative expense.

Stock-Based Compensation Awards to Related-Party Service Providers

On September 19, 2024, the Company granted stock options to purchase an aggregate of 314,500 shares of common stock to certain employees of ChemDiv, Inc. (“ChemDiv”) and Expert Systems, Inc. (“Expert Systems”) under the Company’s 2024 Equity Incentive Plan. Dr. Nikolay Savchuk, the Company’s President and Chief Operating Officer, is a stockholder of ChemDiv and a member of its board of directors. An immediate family member of Dr. Savchuk, had a direct interest in Expert Systems by virtue of his minority share ownership in the company. Dr. Savchuk’s family member ceased his relationship with Expert Systems in the second quarter of 2025 and, as a result, the Company determined that Expert Systems is no longer a related party.

The options have an exercise price of $1.30 per share, vest ratably on a monthly basis over four years, and have a contractual term of ten years. The grant-date fair value of the options was $2.20 per share. During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of less than $0.1 million in each period related to such awards, which is included in research and development expense in the condensed consolidated statements of operations. As of March 31, 2026, unrecognized compensation cost related to these awards was approximately $0.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

7.	Equity Method Investments – Related Parties

During the three months ended March 31, 2026, the Company entered into two equity method investments, both of which are with related parties of the Company. See Note 6 for additional information.

Investment in Bala Therapeutics, Inc.

On January 7, 2026, in connection with the Termination Agreement with Bala (see Note 6), the Company received 111,585 shares of Bala common stock, representing approximately 3.5% of Bala’s fully-diluted capitalization. Notwithstanding the Company’s ownership interest of less than 20%, the Company has concluded that it has the ability to exercise significant influence over Bala’s operating and financial policies based on the interchange of managerial personnel between the Company, Eilean (Bala’s wholly-owning parent), and Bala, and accounts for the investment under the equity method.

No value was ascribed to the 111,585 Bala common shares received, and the carrying amount of the investment was zero at March 31, 2026. Under ASC 323, Investments — Equity Method and Joint Ventures, the Company does not recognize losses below a zero carrying amount in the absence of guarantees or commitments to provide further financial support. For the three months ended March 31, 2026, the Company did not recognize its proportionate share of Bala’s net loss.

Investment in Idwal Therapeutics, LLC.

As described in Note 6, on January 8, 2026 the Company acquired 3,103,448 Series A Preferred Units of Idwal, a newly formed Delaware limited liability company, for cash consideration of $9.0 million, representing approximately 19.1% of Idwal’s issued Series A Preferred Units. Idwal was formed by Tegid Therapeutics, Inc. (“Tegid”), a wholly-owned subsidiary of Eilean and a related party of the Company, and a group of investors, including the Company, for the purpose of continuing the development of Tegid’s MALT-1 Discovery Program.

The Company has determined that Idwal is a joint venture jointly controlled by the Company and Tegid. Notwithstanding the Company’s ownership interest of less than 20%, the Company has the ability to exercise significant influence over Idwal’s operating and financial policies based on its representation on Idwal’s Board of Managers and its participation in significant policy-making decisions. The Company accounts for its investment in Idwal under the equity method. The Company is not required to make any additional capital contributions to Idwal and has not guaranteed any of Idwal’s obligations.

Idwal's formation included the contribution of intellectual property related to the MALT-1 Discovery Program by Tegid. The Company and Tegid are entities under common control of Eilean, and accordingly the contributed intellectual property was recorded by Idwal at Tegid's historical carrying basis of approximately zero. This results in a basis difference of approximately $5.6 million between the Company's initial cost basis in its investment and its proportionate share of Idwal's underlying equity in net assets at formation. The basis difference is entirely attributable to indefinite-lived in-process research and development. The basis difference is not amortized, and is evaluated for impairment together with the Company's investment under ASC 323, Investments — Equity Method and Joint Ventures.

For the three months ended March 31, 2026, the Company recognized its proportionate share of Idwal’s net loss from January 8, 2026 (the date of acquisition) through March 31, 2026, of approximately $0.7 million, which is reflected in “Equity in losses of equity method investments – related parties” in the condensed consolidated statements of operations. The carrying amount of the Company’s investment in Idwal was approximately $8.3 million at March 31, 2026.

Idwal had current assets of approximately $17.6 million and current liabilities of approximately $2.6 million as of March 31, 2026, with no noncurrent assets or liabilities.

Summarized statement of operations information for Idwal for the period from January 8, 2026 (the date of formation) through March 31, 2026 is as follows:

Net sales	$-
Loss from continuing operations	$(3,464,295)
Net loss	$(3,464,295)
Net loss attributable to Idwal Therapeutics, LLC	$(3,464,295)

8.	Stock-based Compensation

2024 Stock Plan and Grant of Options

Pursuant to the Merger Agreement and upon the closing of the Merger, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan”), which provides for the issuance of incentive awards of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards, and stock bonus awards. The Company reserved 1,759,608 shares for future issuance under the 2024 Plan. The number of shares of common stock that may be issued under the 2024 Plan is equal to the sum of (x) 1,759,608 shares, plus (y) up to 4,329,617 shares subject to awards granted under the Legacy Lomond Plan that were outstanding immediately prior to the consummation of the Merger and that were assumed by the Company upon the closing of the Merger. Further, the number of shares reserved for issuance under the 2024 Plan will increase automatically on January 1 of each of 2026 through 2034 by the number of shares equal to the lesser of 5% of the total number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a number as may be determined by the Company’s board of directors. During the three months ended March 31, 2026, the board did not increase the number of shares reserved for issuance under the 2024 plan, and as of March 31, 2026, 1,250,759 shares were available for future grant.

Option grants issued under the 2024 Plan are exercisable for up to 10 years from the date of issuance. The Company’s options have various vesting schedules, ranging from vesting immediately to vesting over a four-year period, subject to the participant’s continued employment or service through the applicable vesting date. Certain grants allow for accelerated vesting if the Company is subject to a Change in Control (as defined under the 2024 Plan) other than the Merger.

A summary of stock option activity for the three months ended March 31, 2026 is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (in years)	Value
Outstanding, January 1, 2026	4,838,466	$1.58	8.80	$11,689,966
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding, March 31, 2026	4,838,466	$1.58	8.55	$11,689,966
Vested and expected to vest, March 31, 2026	4,838,466	$1.58	8.55	$11,689,966
Exercisable at March 31, 2026	1,569,214	$1.52	8.53	$3,896,655

During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation related to the 2024 Plan of $0.4 million and $0.3 million, respectively, as research and development expense and $0.3 million and $0.3 million, respectively, as general and administrative expense in the condensed consolidated statements of operations.

The Company accounts for all stock-based payments made to employees, non-employees and directors under the 2024 Plan using an option pricing model for estimating fair value. Accordingly, stock-based compensation expense is measured based on the estimated fair value of the awards on the date of grant. Compensation expense is recognized for the portion that is ultimately expected to vest over the period during which the recipient renders the required services to the Company using the straight-line single option method. No options were granted under the 2024 Plan during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, there was $7.4 million of unrecognized compensation expense related to the unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

We have incurred significant operating losses since our inception in 2020. Our net losses were $5.3 million and $6.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $67.6 million. We do not have any product candidates approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of our common stock, sales of convertible preferred stock, issuance of promissory notes, and issuance of SAFEs. We will incur significant expenses and increasing operating losses for the foreseeable future. Our expenses and capital expenditures will increase substantially in connection with our ongoing activities, particularly if, and as we:

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

Investment in Idwal Therapeutics

On January 8, 2026, the Company entered into the Purchase Agreement as an investor in Idwal, a newly formed entity established by contribution of certain MALT-1 program assets by Tegid and a corresponding investment by a group of investors, including the Company. Pursuant to the Purchase Agreement, the Company purchased 3,103,448 Series A Preferred Units of Idwal at a price of $2.90 per unit for an aggregate purchase price of approximately $9.0 million. In addition, the Company has an option to invest an additional $2.0 million on the same terms. A total of 16,206,893 Series A Preferred Units were sold for gross proceeds of approximately $47.0 million. The initial managers of Idwal include each of the members of the Company’s board of directors, and Dr. Dukes, the Company’s Chief Executive Officer and Chairman, serves as the sole officer of Idwal.

Components of Our Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities and the development of our proprietary product candidates, including lomonitinib and the product candidate licensed from related party Eil, and include:

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

Equity in losses of equity method investments- related parties

Equity in losses of equity method investments- related parties consists of losses attributable to the Company from its equity method investments.

Interest Income

Interest income consists principally of interest income earned on cash and cash equivalent balances, short-term investments and a related party promissory note.

Interest Expense – related parties

Interest expense primarily consists of interest on related-party promissory notes.

Other Income, net

Other income, net consists principally of foreign exchange gains.

Results of Operations

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Variance	% Variance
Operating expenses:
Research and development	$3,621,240	$5,156,988	(1,535,748)	(30)%
General and administrative	1,048,584	1,363,464	(314,880)	(23)%
Total operating expenses	4,669,824	6,520,452	(1,850,628)	(28)%
Loss from operations	(4,669,824)	(6,520,452)	1,850,628	(28)%

Other income (expense):
Equity in losses of equity method investments- related parties	(663,413)	-	(663,413)	100%
Interest income	97,334	282,579	(185,245)	(66)%
Interest expense — related parties	(33,351)	(50,785)	17,434	(34)%
Other income, net	8,211	86,494	(78,283)	(91)%
Net loss	$(5,261,043)	$(6,202,164)	941,121	(15)%

Comparison of the Three Months Ended March 31, 2026 and 2025

Research and Development Expenses

Research and development expenses decreased $1.5 million, or 30%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to (i) a $0.6 million decrease in clinical study expenses, primarily reflecting reduced spending on the Phase 1 healthy volunteer study of lonitoclax following completion of certain study activities and lower clinical conduct costs in the current period as compared to the start-up phase in the prior-year quarter; (ii) a $0.5 million decrease in program management and employee compensation; and (iii) a $0.4 million increase in the offsetting reduction to research and development expense attributable to the Australian Tax Incentive, reflecting a higher level of qualifying Australian research and development expenditures during the current quarter as the prior quarter included more startup focused activities.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 23%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to a $0.4 million decrease in professional fees, reflecting lower legal, accounting, and consulting costs incurred in the current quarter as compared to the prior-year quarter, which was elevated due to costs associated with the closing of the Second and Third Closings of the Offering and related registration matters. The decrease was partially offset by increases in personnel-related expenses, stock-based compensation, and insurance and other expenses totaling $0.1 million.

Interest Income

Interest income decreased $0.2 million, or 66%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by lower average balances of cash and cash equivalents and short-term investments during the current quarter as compared to the prior-year quarter, which had benefited from the receipt of $20.0 million of net proceeds from the Second and Third Closings of the Offering.

Equity in losses of equity method investments- related parties

Equity in losses of equity method investments - related parties increased $0.7 million, or 100% in the three months ended March 31, 2026, reflecting losses attributable to the Company from its equity method investment in Idwal from the date of investment, January 8, 2026, through March 31, 2026.

Interest Expense – Related Parties

Interest expense — related parties decreased less than $0.1 million, or 34%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Following the January 7, 2026 termination of the Bala License Agreement and the related Bala Promissory Note, interest expense for the three months ended March 31, 2026 reflects only interest on the Bala Promissory Note through the January 7, 2026 termination date, plus a full quarter of interest on the Eil Promissory Note, while the comparative period included a full quarter of interest on both notes.

Other Income, net

Other income, net decreased $0.1 million, or 91%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven primarily by lower foreign exchange gains relating to the activity of the Company’s Australian subsidiary in the current quarter.

Liquidity and Capital

Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates. We have not generated cash from our operations, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. We have funded our operations primarily from sales of our common and redeemable convertible preferred stock, issuance of promissory notes, issuance of SAFEs, and contributions from our stockholders through March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of $10.9 million.

The Company does not believe that its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months following the date these condensed consolidated financial statements are issued. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Net cash used in operating activities	$(4,538,085)	$(704,951)
Net cash provided by (used in) investing activities	2,270,761	(10,063,562)
Net cash provided by financing activities	-	20,000,000
Net (decrease) increase in cash and cash equivalents	$(2,267,324)	$9,231,487

Operating Activities

During the three months ended March 31, 2026, we used $4.5 million of cash in operating activities. Cash used in operating activities reflects our net loss of $5.3 million and changes in operating assets and liabilities of $0.6 million, partially offset by non-cash adjustments of $1.4 million. Non-cash adjustments primarily consisted of $0.7 million related to stock-based compensation expense, losses from the equity method investment in Idwal of $0.7 million, and non-cash interest expense related to promissory notes with Eil and Bala of approximately $33,000, partially offset by non-cash interest earned on the Eilean promissory note of less than $0.1 million, and non-cash interest earned on short-term investments of approximately $33,000. Changes in operating assets and liabilities consisted of changes in tax incentive and other receivables of $1.4 million, changes in accrued expenses and other current liabilities of $0.4 million, and changes in prepaid expenses and other current assets of $0.1 million, partially offset by changes in accounts payable of $1.3 million.

During the three months ended March 31, 2025, we used $0.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $6.2 million, offset by non-cash adjustments of $0.6 million and changes in operating assets and liabilities of $4.9 million. Non-cash adjustments primarily consisted of $0.6 million related to stock-based compensation expense, and $0.1 million of non-cash interest expense related to promissory notes with Eil and Bala, partially offset by $0.1 million of interest income earned on the Eilean promissory note. Changes in operating assets and liabilities consisted of changes in accounts payable of $2.2 million, changes in prepaid expenses of $0.2 million, and changes in accrued expenses and other current liabilities of $3.5 million, partially offset by changes in tax incentive and other receivables of $0.9 million.

Investing Activities

During the three months ended March 31, 2026, investing activities provided net cash of $2.3 million. The net inflow reflects net proceeds from maturities of certificates of deposit classified as short-term investments, partially offset by our $9.0 million investment in Series A Preferred Units of Idwal Therapeutics, LLC on January 8, 2026.

During the three months ended March 31, 2025, we used $10.1 million in investing activities, attributable to the purchase of certificates of deposit with original maturities greater than three months.

Financing Activities

During the three months ended March 31, 2026, we did not have any financing activities.

During the three months ended March 31, 2025, financing activities provided $20.0 million of net cash, attributable to proceeds from the issuance of our common stock in conjunction with the Second and Third Closings of the Offering.

Funding Requirements

As of March 31, 2026, we had $10.9 million in cash and cash equivalents, and an accumulated deficit of $67.6 million. We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development, pursue clinical development of lomonitinib and lonitoclax , and repay our promissory note with Eil. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to incur substantial operating losses and negative operating cash flows for the foreseeable future.

We believe that our cash and cash equivalents will fund our projected operations into December 2026. However, we do not believe that our available liquidity will be sufficient to fund our planned operations for at least twelve months following the date of this Quarterly Report. These conditions, together with our recurring losses and negative cash flows from operations since inception, raise substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations and Commitments

We do not currently have any material contractual obligations or other commitments except with respect to our promissory note with Eil. We entered into the promissory notes with Eil and Bala in October 2024 with an aggregate principal amount of $2.9 million. Each promissory note bore interest at a rate of 7% per year, was due and payable on demand at any time after October 17, 2026 and permitted early repayment without penalty. On January 7, 2026, the Company entered into a Termination Agreement with Bala, pursuant to which the Bala License Agreement and the related promissory note with a principal amount of $1.2 million were terminated. As a result, the Company’s sole remaining obligation under these arrangements is the Eil promissory note with a principal amount of $1.7 million, which bears interest at 7% per year and is due and payable on demand at any time after October 17, 2026.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to research and development costs, tax incentive receivable, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of March 31, 2026, there have been no significant changes in our critical accounting policies and estimates as discussed in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, where appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of the Evaluation Date, and due to the identification of material weaknesses in our internal controls over financial reporting as of December 31, 2025, as discussed in additional detail in our Annual Report, which had not been remediated as of the Evaluation Date, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented

Changes in Internal Controls Over Financial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

10.1	Termination Agreement by and between Lomond Therapeutics, Inc. and Bala Therapeutics, Inc., date January 7, 2026.	8-K	1/13/2026

10.2	Amended and Restated Limited Liability Company Agreement of Idwal Therapeutics, LLC, January 8, 2026, by and between Idwal Therapeutics and the members thereof.	8-K	1/13/2026

10.3	Form of Series A Preferred Unit Purchase Agreement, dated January 8, 2026, by and between Idwal Therapeutics, LLC and the Purchasers thereto.	8-K	1/13/2026

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			**

101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**

*	Furnished herewith.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOMOND THERAPEUTICS HOLDINGS, INC.

Date: May 15, 2026	By:	/s/ Iain Dukes
Iain Dukes
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Nikolay Savchuk
Nikolay Savchuk
Title: President, Chief Operating Officer
(Principal Financial and Accounting Officer)